Form 10-Q
period 2025-06-30
Crown Reserve Acquisition Corp. I
filed 2025-11-14
CIK 2070887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42894

CROWN RESERVE ACQUISITION CORP. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Conyers Trust Company (Cayman) Limited PO Box 2681 Grand Cayman KY1-1111, Cayman Islands
(Address of principal executive offices)

 (813) 501-3533

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, One-half of one redeemable warrant and one right	CRACU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CRAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share	CRACW	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of an initial business combination	CRACR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 14, 2025, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,312,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CROWN RESERVE ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

ASSETS
Current assets - Cash	$25,053
Deferred offering costs	316,248
Total assets	$341,301

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued offering costs	$144,500
Promissory note - related party	171,748
Total liabilities	316,248

Commitments and contingencies

Shareholder’s equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding as of June 30, 2025	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2025 (1)	431
Additional paid-in capital	24,569
Retained earnings	53
Total shareholder’s equity	25,053
Total liabilities and shareholder’s equity	$341,301

(1)	This number includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4). On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM APRIL 29, 2025 (INCEPTION) TO JUNE 30, 2025

(UNAUDITED)

Interest income	$53
Total other income	53

Net income	53

Weighted average common shares outstanding - basic and diluted (1)	4,312,500
Net income per common share - basic and diluted	$0.00

(1)	This number includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4). On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM APRIL 29, 2025 (INCEPTION) TO JUNE 30, 2025

(UNAUDITED)

			Class A		Class B			Additional	Total
	Preferred Shares		Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at April 29, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	-	-	4,312,500	431	24,569	-	25,000
Net income	-	-	-	-	-	-	-	53	53
Balances at June 30, 2025	-	$-	-	$-	4,312,500	$431	$24,569	$53	$25,053

(1)	Includes up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 29, 2025 (INCEPTION) TO JUNE 30, 2025

(UNAUDITED)

Cash flows from operating activities:
Net income	$53
Net cash provided by operating activities	53
Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Net cash provided by financing activities	25,000
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$25,053

Supplemental disclosure of non-cash activities:
Deferred offering costs included in accrued offering costs	$61,507
Deferred offering costs included in promissory note - related party	$61,748

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 1 — Description of Organization and Business Operations

Crown Reserve Acquisition Corp. I (the “Company”) was incorporated in Cayman Islands on April 29, 2025. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced principal operations. All activity for the period from April 29, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (“Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Crown Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 26, 2025. On November 10, 2025, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units”), including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the exercise of their option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000. Each Unit consists of one Class A ordinary share (the “Public Share”), one-half of one redeemable warrant (the “Public Warrant”), and one right to receive one-fifth of one Class A ordinary share upon the consummation of an initial business combination (the “Public Right”).

Simultaneously with the closing of the Initial Public Offering and exercise of over-allotment option, the Company consummated the private sale of an aggregate of 375,000 private placement units (the “Private Placement Units”) to the Sponsor at a price of $8.00 per Private Placement Unit, generating total proceeds of $3,000,000. Each Private Placement Unit consists of one Class B-2 Unit and two Class C Units, with each Class B-2 Unit and Class C Unit consisting of one class A ordinary share and one right to receive one-fifth of one Class A ordinary share.

Transaction costs amounted to $2,079,000, consisting of $1,725,000 cash underwriting fee, and $354,000 of other offering costs.

In conjunction with the Initial Public Offering, the Company issued to the underwriter 431,250 Units for no consideration (the “Representative Units”). The fair value of the Representative Units accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”).

Following the closing of the Initial Public Offering, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The Company is permitted to withdraw amounts from the Trust Account (i) to fund its working capital requirements, and/or (ii) to pay its taxes, provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“Permitted Withdrawals”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and any taxes payable on the income earned on the trust account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares (as defined in Note 3) for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of Permitted Withdrawals). There will be no redemption rights with respect to the Company’s Share Rights.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Share Rights), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the transaction.

Notwithstanding the foregoing, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Ordinary Shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A Ordinary Shares in conjunction with any such amendment.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

If the Company is unable to complete a Business Combination by November 10, 2026 ( 12 months from the closing of the Public Offering) or during any Extension Period, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the per-share pro rata portion of the aggregate amount then on deposit in the Trust Account, including interest earned thereon not previously released to the Company (net of Permitted Withdrawals and less up to $100,000 of dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law as further described herein, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares, subject to the limitations described herein. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $5,000,000 (see Note 4). At June 30, 2025, the Company had $25,053 in cash and working capital of $25,053.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $5,000,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business as the Company consummated its Initial Public Offering and the sale of the Private Placement Units on November 10, 2025. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.   However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 6, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 12, 2025. The interim results for the period from April 29, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period more difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,053 in cash as of June 30, 2025. The Company did not have cash equivalents as of June 30, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the rights associated with the public offering and the units associated with the private placement will be charged to shareholder’s equity as the rights included in the units, after management’s evaluation, will be accounted for under equity treatment. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of Ordinary Shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 562,500 Class B Ordinary Shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 5). Upon the closing of the IPO, the full over-allotment option was exercised and the shares are no longer subject to forfeiture (Note 9). At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Share Rights

The Company will account for the Public and Private Placement Rights, as defined below, to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares classified as shareholders’ equity. The shares of the Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 from the Company’s inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2025. The adoption requires the Company to provide additional disclosures, but otherwise it does not materially impact the financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on November 10, 2025, the Company sold 17,250,000 Units, including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the exercise of their option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000. Each Unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right to receive one-fifth of one Class A ordinary share upon the consummation of an initial business combination.

Note 4 — Related Party Transactions

Founder Shares

On May 12, 2025, the Sponsor purchased 4,312,500 shares of the Company’s Class B Ordinary Shares, par value $0.0001 (“Class B Ordinary Shares”) for an aggregate price of $25,000. Up to 562,500 the shares of which are subject to forfeiture (the “Founder Shares”). The Founder Shares will automatically convert into Class A Ordinary Shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment, at any time. The initial shareholders agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Upon the closing of the IPO, the full over-allotment option was exercised and the shares are no longer subject to forfeiture (i).

As of November 6, 2025, there were 4,312,500 Founder Shares issued and outstanding. The underwriter fully exercised the over-allotment option and none of the Founder Shares were subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of Ordinary Shares for cash, securities or other property.

Promissory Note — Related Party

Our sponsor or an affiliate of our sponsor or certain of our officers and directors may make any working capital loans, up to $5,000,000 of such loans may be converted into private placement units at a price of $8.00 per unit, at the option of the lender.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions (cont.)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $5,000,000 million of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $8.00 per units. Such units would be identical to the private placement units.

As of June 30, 2025, the Company has borrowed $171,748 under this arrangement. The note is non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. The note will be repaid out of the estimated $580,000 of offering proceeds that have been allocated to the payment of offering expenses. As of the issuance date of these financial statements, the note is still outstanding.

Support Services

Commencing on the closing of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a fee of approximately $10,000 per month for office space and administrative support services following the consummation of the Initial Public Offering until the earlier of the consummation of the Business Combination or liquidation.

Note 5 — Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 375,000 Private Placement Units to the Sponsor at a price of $8.00 per Private Placement Unit, generating gross proceeds of $3,000,000. Each Private Placement Unit consists of one Class B-2 Unit and two Class C Units, with each Class B-2 Unit and Class C Unit consisting of one class A ordinary share and one right to receive one-fifth of one Class A ordinary share.  Of those 375,000 Private Placement Units, the Sponsor purchased 175,000 and Polaris purchased 200,000 Private Placement Units. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination (except to certain permitted transferees).

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement units or Class B-2 Units (and the Class A ordinary shares issuable upon their exercise) until the completion of the initial Business Combination and any of their Class C Units (and the Class A ordinary shares issuable upon their exercise) until three months after the completion of the initial Business Combination.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies

Registration Rights

The holders of (i) Founder Shares, (ii) Private Placement Units which were issued in a private placement simultaneously with the closing of the Initial Public Offering, and the Class A ordinary shares and private placement rights underlying such private placement units and the Class A ordinary shares underlying such rights and (iii) Private Placement Units that may be issued upon conversion of Working Capital Loans and the Class A ordinary shares and private placement rights underlying such Private Placement Units and the Class A ordinary shares underlying such rights will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A Ordinary Shares) pursuant to a registration rights agreement to be signed on or before the date of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 10, 2025, the underwriter fully exercised its over-allotment option of 2,250,000 Units.

The underwriter was entitled to a cash underwriting discount of $1,725,000, which was paid in cash at the closing of the Initial Public Offering.

The underwriters was entitled to an underwriting discount of $0.10 per unit, or $1,500,000 in the aggregate, payable upon the closing of the Initial Public Offering and the issuance of 431,250 Units upon the closing of the Initial Public Offering. $300,000 will be payable to the underwriters for deferred underwriting commissions. If the underwriters’ over-allotment option is exercised, $0.10 per over-allotment unit, or up to an additional $225,000 or $2,025,000 in the aggregate will be payable to the underwriters. Upon the closing of the IPO, the full over-allotment option was exercised (Note 9). A portion of the deferred underwriting commission may be allocated to third parties at the discretion of the Sponsor.

Note 7 — Shareholder’s Equity

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of June 30, 2025, there were 4,312,500 Class B Ordinary Shares outstanding. Of the 4,312,500 Class B Ordinary Shares, an aggregate of up to 562,500 shares subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering.

On May 12, 2025, the Sponsor purchased 4,312,500 shares of the Company’s Class B Ordinary Shares for an aggregate price of $25,000.

On November 10, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 562,000 Founder Shares are no longer subject to forfeiture, resulting in the Sponsor holding 4,312,500 Founder Shares as of June 30, 2025.

Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholder’s Equity (cont.)

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or any equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering (including pursuant to the over-allotment option) and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of the total number of all Class A ordinary shares issued upon the completion of the Initial Public Offering (irrespective of whether or not such Class A ordinary shares are redeemed in connection with our initial business combination) (including any Class A ordinary shares issued pursuant to the over-allotment option and excluding any Class A ordinary shares underlying any units our initial shareholders may purchase in this offering, the Class A ordinary shares underlying the private placement units issued to the Sponsor and the Class A ordinary shares underlying the Polaris units) plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (including any Class A ordinary shares issued pursuant to a forward purchase agreement), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination, any private placement-equivalent shares issued to the Sponsor or an affiliate of the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans made to us and any Class A ordinary shares issued pursuant to a forward purchase agreement. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Warrants

Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial business combination, provided that we have an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units (or additional multiples of two), you will not be able to receive or trade whole warrants. The warrants will expire five years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

We will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable and we will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will we be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholder’s Equity (cont.)

We are registering the Class A ordinary shares issuable upon exercise of the warrants in the registration statement of which this prospectus forms a part because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of this offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, we may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redemption Procedures — Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of our initial business combination and ending three business days before we send the notice of redemption to the warrant holders.

We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholder’s Equity (cont.)

Redemption procedures.

A holder of a warrant may notify us in writing in the event it elects to be subject to a requirement that such holder will not have the right to exercise such warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the warrant agent’s actual knowledge, would beneficially own in excess of 4.9% or 9.8% (as specified by the holder) of the Class A ordinary shares outstanding immediately after giving effect to such exercise.

Anti-dilution Adjustments.    If the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a sub-division of ordinary shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if we, at any time while the warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to all or substantially all the holders of Class A ordinary shares on account of such Class A ordinary shares (or other securities into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends, (c) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a proposed initial business combination, or (d) in connection with the redemption of our public shares upon our failure to complete our initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each Class A ordinary share in respect of such event.

If the number of outstanding Class A ordinary shares is decreased by a consolidation, combination, reverse share sub-division or reclassification of Class A ordinary shares or other similar event, then, on the effective date of such consolidation, combination, reverse share sub-division, reclassification or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding Class A ordinary shares.

Whenever the number of Class A ordinary shares purchasable upon the exercise of the warrants is adjusted, as described above, the warrant exercise price will be adjusted by multiplying the warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of Class A ordinary shares purchasable upon the exercise of the warrants immediately prior to such adjustment, and (y) the denominator of which will be the number of Class A ordinary shares so purchasable immediately thereafter.

In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and this offering), and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described above under “Description of Securities — Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholder’s Equity (cont.)

In case of any reclassification or reorganization of the outstanding Class A ordinary shares (other than those described above or that solely affects the par value of such Class A ordinary shares), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which we are the continuing corporation and that does not result in any reclassification or reorganization of our issued and outstanding Class A ordinary shares), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of us as an entirety or substantially as an entirety in connection with which we are dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the Class A ordinary shares immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of Class A ordinary shares or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event (the “Alternative Issuance”).

The warrants will be issued in registered form under a warrant agreement between VStock Transfer, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement, (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants or (iv) to provide for the delivery of the Alternative Issuance. All other modifications or amendments require the vote or written consent the holders of at least 50% of the then-outstanding warrants. You should review a copy of the warrant agreement, which will be filed as an exhibit to the registration statement of which this prospectus is a part, for a complete description of the terms and conditions applicable to the warrants.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of ordinary shares and any voting rights until they exercise their warrants and receive Class A ordinary shares. After the issuance of Class A ordinary shares upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by shareholders.

Share Rights

Except in cases where we are not the surviving company in a business combination, each holder of a Share Right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of our initial business combination, even if the holder of a Share Right redeemed all Class A ordinary shares held by it in connection with the initial business combination or an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive the one fifth (1/5) of one Class A ordinary share underlying each Share Right upon consummation of the business combination. No additional consideration will be required to be paid by a holder of Share Rights in order to receive its additional Class A ordinary shares upon consummation of an initial business combination. The shares issuable upon exchange of the Share Rights will be freely tradable (except to the extent held by affiliates of ours).

We will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, you must hold Share Rights in multiples of 5 in order to receive shares for all of your Share Rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, holders of Share Rights will not receive any of such funds with respect to their Share Rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such Share Rights, and the Share Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Share Rights upon consummation of an initial business combination. Additionally, in no event will we be required to net cash settle the Share Rights. Accordingly, the Share Rights may expire worthless.

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholder’s Equity (cont.)

Our Share Right agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Share Right agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Share Right agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Share Rights shall be deemed to have notice of and to have consented to the forum provisions in our Share Right agreement. If any action, the subject matter of which is within the scope the forum provisions of the Share Right agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Share Rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such Share Right holder in any such enforcement action by service upon such Share Right holder’s counsel in the foreign action as agent for such Share Right holder. This choice-of-forum provision may limit a Share Right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Share Right agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Note 8 — Segment Information

Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2025
Deferred offering costs	$316,248

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8 — Segment Information (cont.)

For the Period from April 29, 2025 (inception) to June 30, 2025
Net income	$53

Net income is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews net income to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Net income, as reported on the statements of operations, is the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 9 — Subsequent Events

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. These events and transactions either provide additional evidence about conditions that existed at the date of the balance sheet, including the estimated inherent in the process of preparing the financial statements (that is, recognized subsequent events), or provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through November 14, 2025, which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date aside from the below.

Change in Offering Terms

The original SPAC deal terms, as filed on May 30, 2025, offered 15,000,000 units in the initial public offering at $10.00 per unit, with each unit consisting of one Class A ordinary share and one right to receive one-seventh of a Class A ordinary share upon the completion of a business combination. There was a simultaneous private placement offering of 261,000 private placement units priced and structured identically to the public units.

In August 2025, the terms of the offering were amended so that each public unit consisted of one Class A ordinary share, one-half of one redeemable warrant, and one right to receive one-fifth of a Class A ordinary share, while maintaining the $10.00 offering price. The private placement units were restructured to be offering at $8.00 per unit at a higher quantity (346,875 private placement units), each consisting of one Class B-2 Unit and two Class C Units. Each Class B-2 Unit consists of one Class A ordinary share and one right to receive one-fifth of a Class A ordinary share. Each Class C Unit consists of one Class A ordinary share and one right to receive one-fifth of a Class A ordinary share. Further, the revised terms also updated the lock-up periods of the private placement units and component units: the Class A ordinary shares underlying the Class B-2 Units are subject to a lock-up until the business combination; the Class A ordinary shares underlying the Class C Units are subject to a lock-up until 3 months after the business combination; and the private placement units are subject to a lock-up until the business combination.

Refer to Notes 1, 3, 4, 5 and 7 for further detail.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on September 26, 2025. On November 10, 2025, the Company consummated its Initial Public Offering of 17,250,000 Units, including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the exercise of their option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the consummation of the Initial Public Offering and exercise of the over-allotment option, the Company consummated the Private Placement of an aggregate of 375,000 Private Placement Units to the Sponsor at a price of $8.00 per Private Placement Unit, generating total proceeds of $3,000,000.

Transaction costs amounted to $2,079,000, consisting of $1,725,000 cash underwriting fee, and $354,000 of other offering costs.

On November 6, 2025, the Company adjusted the balance drawn on the promissory note totaling $253,748, which was adjusted against the proceeds from the Private Placement not held in the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Crown Reserve Acquisition Corp. I References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Crown Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on April 29, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the period June 30, 2025, we had net income of $53, consisting of interest income.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to consummation of the Initial Public Offering through advances on behalf of the Company of $25,000 from the sale of the founder shares to our sponsor and less up to $5,000,000 in loans from our sponsor under an unsecured promissory note. As of June 30, 2025 we had borrowed $171,148 under the unsecured promissory note.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on November 10, 2025, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriter of its over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 375,000 Private Placement Units at a price of $8.00 per Private Placement Unit, generating gross proceeds of $3,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $172,500,000 was placed in the Trust Account. Transaction costs amounted to $2,079,000, consisting of $1,725,000 cash underwriting fee, and $354,000 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of Permitted Withdrawals and excluding deferred underwriting commissions), to complete our initial business combination. We may make Permitted Withdrawals of interest as needed. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us $695,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay Permitted Withdrawals to the extent the interest earned on the trust account is not sufficient to pay our Permitted Withdrawals.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $5,000,000 of such loans may be convertible into private placement units at a price of $8.00 per unit, at the option of the lender. Such units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately: $180,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $150,000 for directors and officers insurance; $80,000 for legal and accounting fees related to regulatory reporting requirements, including certain regulatory fees; $50,000 for Nasdaq continued listing fees; $30,000 for office space, administrative and support services; and $205,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

As of June 30, 2025, our cash balance was $25,053 in cash and we had working capital of $25,053,

Subsequent to the consummation of our Initial Public Offering, our liquidity has been satisfied through the net proceeds from our Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required.

Based on the foregoing, among other considerations, we do not believe we will need to raise additional funds to meet the expenditures required for operating our business, and that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of our initial business combination or the next twelve months.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a fee of approximately $10,000 per month for administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor had agreed to loan us an aggregate of up to $5,000,000 to be used for a portion of the expenses of our Initial Public Offering. The loan was non-interest bearing and unsecured. The loan was evidenced by the promissory note, and was payable on the earlier of December 31, 2025 or the date on which we consummated an initial public offering of our securities. As of June 30, 2025, we had borrowed $171,748 under the promissory note.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on April 29, 2025, its date of incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of that date, because the Company has not yet established formal internal control processes and segregation of duties due to its limited operations prior to the completion of its initial public offering. Management intends to design and implement formal disclosure controls and procedures upon completion of the offering and as the Company commences full operations. This conclusion does not reflect a material weakness in our financial statements as presented herein, which management believes are fairly stated in all material respects, but rather reflects that our internal control environment is still in the development stage.

Changes in Internal Control over Financial Reporting

The Company is in the process of developing its internal control over financial reporting. During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls. Because the Company has not yet completed the design and implementation of its internal control framework due to its limited operations prior to the completion of its initial public offering, management will continue to evaluate and implement appropriate internal control procedures as operations commence following the offering.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form S-1 as filed on September 24, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Use of Proceeds

On May 12, 2025, the Sponsor paid $25,000 to cover certain offering costs in exchange for 4,312,500 founder shares. Up to 562,500 founder shares are subject to forfeiture by the sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. If none of the founder shares are forfeited, the resulting purchase price would be approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of this offering. Such securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. The sole business of our sponsor is to act as the Company’s sponsor in connection with this offering.

Subsequent to the quarterly period covered by this Quarterly Report, on September 26, 2025, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriter of its over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 375,000 Private Placement Units at a price of $8.00 per Private Placement Unit, generating gross proceeds of $3,000,000.

The Private Placement Units are identical to the Units underlying the Units sold in the Initial Public Offering, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $172,500,000 was placed in the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN RESERVE ACQUISITION CORP. I

Date: November 14, 2025	By:	/s/ Prashant Patel
	Name:	Prashant Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)