Form 10-Q
period 2025-09-30
Crown Reserve Acquisition Corp. I
filed 2025-11-14
CIK 2070887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

CROWN RESERVE ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Condensed Financial Statements (Unaudited)	1
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2025 and for the Period from April 29, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder's Equity for Three Months Ended September 30, 2025 and for the Period from April 29, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from April 29, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

ASSETS
Current assets - Cash	$25,149
Deferred offering costs	504,998
Total assets	$530,147

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued offering costs	$261,250
Promissory note - related party	243,748
Total liabilities	504,998

Commitments and contingencies

Shareholder’s equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding as of September 30, 2025	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2025 (1)	431
Additional paid-in capital	24,569
Accumulated deficit	149
Total shareholder’s equity	25,149
Total liabilities and shareholder’s equity	$530,147

(1)	This number includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4). On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE

PERIOD FROM APRIL 29, 2025 (INCEPTION) TO SEPTEMBER 30, 2025

(UNAUDITED)

	Three Months Ended September 30, 2025	For the Period from April 29, 2025 (Inception) to September 30, 2025

Interest income	$96	$149
Total other income	96	149

Net income	96	149

Weighted average common shares outstanding - basic and diluted (1)	4,312,500	4,312,500
Net income per common share - basic and diluted	$0.00	$0.00

(1)	This number includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4). On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE

PERIOD FROM APRIL 29, 2025 (INCEPTION) TO SEPTEMBER 30, 2025

(UNAUDITED)

			Class A		Class B		Additional		Total
	Preferred Shares		Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at April 29, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	-	-	4,312,500	431	24,569	-	25,000
Net income	-	-	-	-	-	-	-	53	53
Balances at June 30, 2025	-	-	-	-	4,312,500	431	24,569	53	25,053
Net income	-	-	-	-	-	-	-	96	96
Balances at September 30, 2025	-	$-	-	$-	4,312,500	$431	$24,569	$149	$25,149

(1)	Includes up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 562,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 29, 2025 (INCEPTION) TO SEPTEMBER 30, 2025

(UNAUDITED)

Cash flows from operating activities:
Net income	$149
Net cash provided by operating activities	149
Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Net cash provided by financing activities	25,000
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$25,149

Supplemental disclosure of non-cash activities:
Deferred offering costs included in accrued offering costs	$178,257
Deferred offering costs included in promissory note - related party	$133,748

The accompanying notes are an integral part of the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced principal operations. All activity for the period from April 29, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (“Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination by November 10, 2026 (12 months from the closing of the Public Offering) or during any Extension Period, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the per-share pro rata portion of the aggregate amount then on deposit in the Trust Account, including interest earned thereon not previously released to the Company (net of Permitted Withdrawals and less up to $100,000 of dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law as further described herein, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $5,000,000 (see Note 4). At September 30, 2025, the Company had $25,149 in cash and working capital of $25,149.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 6, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 12, 2025. The interim results for the period from April 29, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,149 in cash as of September 30, 2025. The Company did not have cash equivalents as of September 30, 2025.

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

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of Ordinary Shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 562,500 Class B Ordinary Shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 5). Upon the closing of the IPO, the full over-allotment option was exercised and the shares are no longer subject to forfeiture (Note 9). At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

As of September 30, 2025, the Company has borrowed $243,748 under this arrangement. The note is non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. The note will be repaid out of the estimated $580,000 of offering proceeds that have been allocated to the payment of offering expenses. As of the issuance date of these financial statements, the note is still outstanding.

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

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (cont.)

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

Note 7 — Shareholder’s Equity

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of September 30, 2025, there were 4,312,500 Class B Ordinary Shares outstanding. Of the 4,312,500 Class B Ordinary Shares, an aggregate of up to 562,500 shares subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering.

On May 12, 2025, the Sponsor purchased 4,312,500 shares of the Company’s Class B Ordinary Shares for an aggregate price of $25,000.

On November 10, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 562,000 Founder Shares are no longer subject to forfeiture, resulting in the Sponsor holding 4,312,500 Founder Shares as of September 30, 2025.

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

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholder’s Equity (cont.)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

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

September 30, 2025
Deferred offering costs	$504,998

CROWN RESERVE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8 — Segment Information (cont.)

For the Period from April 29, 2025 (inception) to September 30, 2025
Net income	$149

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

For the three months ended September 30, 2025, we had net income of $96, consisting of interest income. For the period from April 29, 2025 (inception) through September 30, 2025, we had net income of $149, consisting of interest income.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to consummation of the Initial Public Offering through advances on behalf of the Company of $25,000 from the sale of the founder shares to our sponsor and less up to $5,000,000 in loans from our sponsor under an unsecured promissory note. As of September 30, 2025 we had borrowed $243,748 under the unsecured promissory note.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of that date, because the Company has not yet established formal internal control processes and segregation of duties due to its limited operations prior to the completion of its initial public offering. Management intends to design and implement formal disclosure controls and procedures upon completion of the offering and as the Company commences full operations. This conclusion does not reflect a material weakness in our financial statements as presented herein, which management believes are fairly stated in all material respects, but rather reflects that our internal control environment is still in the development stage.

Changes in Internal Control over Financial Reporting

The Company is in the process of developing its internal control over financial reporting. During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls. Because the Company has not yet completed the design and implementation of its internal control framework due to its limited operations prior to the completion of its initial public offering, management will continue to evaluate and implement appropriate internal control procedures as operations commence following the offering.

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