Form 10-K
period 2025-12-31
Crown Reserve Acquisition Corp. I
filed 2026-03-27
CIK 2070887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-42894

CROWN RESERVE ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman KY1-1111, Cayman Islands

(Address of principal executive offices, including zip code)

(813) 501-3533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, one-half of one redeemable warrant, and one right	CRACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CRAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	CRACW	The Nasdaq Stock Market LLC
Rights, each right entitles holder to receive 0.20 of one Class A ordinary share upon consummation of a Business Combination	CRACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $172,500,000, based on the listing price of $10.00 per Unit.

As of March 27, 2026, there were 17,250,000 Class A ordinary shares, $0.0001 par value, and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to its Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law or regulation.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance following our IPO.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business

Overview

Crown Reserve Acquisition Corp. I (the “Company,” “Crown Reserve,” “we,” “us” or “our”) is a blank check company incorporated as a Cayman Islands exempted company on April 29, 2025. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

On November 10, 2025, we consummated our Initial Public Offering (“IPO”) of 17,250,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at a price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consisted of one Class A ordinary share, one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”), with each whole Public Warrant entitling the holder to purchase one Class A ordinary share at $11.50 per share and each Public Right entitling the holder to receive 0.20 of a Class A ordinary share upon consummation of a Business Combination.

Simultaneously with the closing of the IPO, we consummated the private sale of 375,000 Private Placement Units at a price of $8.00 per Private Placement Unit, of which 175,000 were purchased by our Sponsor and 200,000 were purchased by Polaris Advisory Partners, generating proceeds of $3,000,000. Each Private Placement Unit consisted of one Class A ordinary share, one-half of one Private Placement Warrant and one Private Placement Right. Following the IPO, $172,500,000 of the net proceeds from the IPO and the Private Placement were placed in a Trust Account (as defined below).

As of December 31, 2025, the Trust Account held $173,403,838, including $903,838 of dividends earned on trust investments.

The Offering

The following is a summary of the key terms of our offering:

●	Units: 17,250,000 Units at $10.00 per Unit, fully exercised over-allotment option included

●	Each Unit consists of: one Class A ordinary share, one-half of one redeemable warrant (exercisable for one Class A ordinary share at $11.50), and one right (entitling the holder to receive 0.20 of a Class A ordinary share upon a Business Combination)

●	Trust Account: $172,500,000 deposited, invested in U.S. government securities or money market funds investing exclusively in U.S. government securities

●	Private Placement: 375,000 Private Placement Units at $8.00 per unit, generating $3,000,000 in additional proceeds

●	Founder Shares: 4,312,500 Class B ordinary shares held by the Sponsor

●	Combination Period: 12 months from IPO closing (November 10, 2026), automatically extended to 15 months (February 10, 2027) upon execution of a Business Combination agreement; further extensions require shareholder approval

●	Stock Exchange: Nasdaq Capital Market

●	Auditor: RBSM LLP

Effecting a Business Combination

General

We have 12 months from the closing of the IPO (“Combination Period”), or until November 10, 2026, to complete our initial Business Combination, which will automatically be extended to 15 months (until February 10, 2027) upon our entry into a Business Combination agreement. We will not complete a Business Combination unless such Business Combination meets applicable Nasdaq requirements and we are otherwise satisfied with the transaction.

We are not presently engaged in, and we will not engage in, any operations other than searching for a Business Combination until we have completed such transaction. We intend to effectuate our initial Business Combination using cash from the Trust Account, our capital stock, debt, or a combination of the foregoing.

Nasdaq Listing Requirements

We must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of our signing of the definitive agreement for our initial Business Combination. Our Board will make this determination as part of its deliberations with respect to our initial Business Combination.

Permitted Purchases of Our Securities

Our Sponsor, directors, officers, advisors or their respective affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our shareholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, (ii) the redemption of Public Shares if we do not complete a Business Combination by November 10, 2026 (or February 10, 2027 if a Business Combination agreement is executed within 12 months, or such later date if the Combination Period is further extended), and (iii) the redemption of Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within the Combination Period, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity.

If we are unable to complete our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account (which interest shall be net of amounts withdrawn for taxes), divided by the number of then-issued and outstanding Public Shares; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In the event of our liquidation, the rights will expire worthless and holders will not receive any consideration for their rights. Holders of our warrants will not receive any proceeds from the Trust Account with respect to their warrants. The underwriters have agreed to waive their rights to their deferred underwriting discount held in the Trust Account in the event we do not complete our initial Business Combination and subsequently liquidate.

Founders Shares and Founder Share Forfeiture

On April 29, 2025, our Sponsor received 4,312,500 Class B ordinary shares for aggregate consideration of $25,000, or approximately $0.006 per share. The over-allotment option was exercised in full by the underwriters at the time of our IPO; as a result, no Founder Shares are subject to forfeiture.

Our Sponsor has agreed not to transfer, assign or sell any of our Class B ordinary shares held by them until the earlier of (A) one year after the completion of our initial Business Combination and (B) subsequent to the completion of a Business Combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the IPO, our Sponsor purchased 175,000 Private Placement Units and Polaris Advisory Partners purchased 200,000 Private Placement Units, for an aggregate of 375,000 Private Placement Units at a price of $8.00 per Private Placement Unit, generating proceeds of $3,000,000. Each Private Placement Unit consists of one Class A ordinary share, one-half of one Private Placement Warrant, and one Private Placement Right. The Private Placement Units are identical to the Units sold in the IPO, except that: (i) the Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees; and (ii) the Private Placement Rights will automatically convert into Class A ordinary shares upon consummation of a Business Combination.

The Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units until 30 days after the completion of a Business Combination.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Units, and any shares that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a Registration and Shareholder Rights Agreement, dated November 7, 2025. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination, and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration and Shareholder Rights Agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

The Trust Account

Of the gross proceeds received from the IPO and the private placement, $172,500,000 was placed in the Trust Account with Equiniti Trust Company, LLC acting as trustee. Funds in the Trust Account are invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

We will not release any amount held in the Trust Account to us, except for the payment of income taxes (if any) on interest earned on the Trust Account and to redeem Public Shares. Other than the foregoing, no other amount shall be released from the Trust Account to us until after the completion of our initial Business Combination. As of December 31, 2025, $173,403,838 was held in the Trust Account, inclusive of $903,838 of dividends earned.

Based on interest earned on the Trust Account balance through December 31, 2025, we estimate that up to $0 of interest income is available to us to pay for our tax obligations; at December 31, 2025, the Company is a Cayman Islands exempted company not subject to income taxes.

Warrants

Public Warrants: Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, we may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to warrant holders.

We issued 17,250,000 half-warrants as part of the Units (comprising 8,625,000 whole Public Warrants). We account for the Public Warrants as liabilities measured at fair value on a recurring basis, with changes in fair value recognized in the statement of operations. The initial fair value of the Public Warrant liability was $1,771,434 at the IPO date (November 10, 2025), measured using a 500-step binomial lattice model. At December 31, 2025, the fair value was $1,419,066, resulting in a gain on change in fair value of $352,368.

Rights

Each Unit includes one Public Right. Each Public Right entitles the holder to receive 0.20 of a Class A ordinary share automatically upon the consummation of a Business Combination. Holders will not receive any fractional shares in connection with an exchange of rights; any fractional shares will be rounded down to the nearest whole share. In the event we do not complete a Business Combination within the Combination Period and we liquidate, the rights will expire worthless and holders will not receive any consideration for their rights.

The rights are classified as permanent equity under ASC 815-40, as they are indexed to the Company’s own stock and contain no net-cash settlement provisions. Upon consummation of a Business Combination, the 17,250,000 rights would convert into an aggregate of 3,450,000 Class A ordinary shares.

The Public Rights were valued at the IPO date at $0.4778 per right (aggregate fair value of $8,242,050), recorded within additional paid-in capital.

Separate Trading of Class A Ordinary Shares, Warrants, and Rights

The Units began separate trading on Nasdaq on or about December 9, 2025 (the “Detachment Date”), trading under the symbols CRAC (Class A ordinary shares), CRACW (warrants), and CRACR (rights). Holders of Units were permitted to elect to separately trade the securities included in the Units upon the Detachment Date. Accordingly, the Units will continue to trade as units or separately as CRAC, CRACW, and CRACR.

Employees

We have no full-time employees. Members of our management team are not obligated to devote any specific number of hours to our matters; they intend to devote as much of their time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the SEC. Copies of our SEC filings are available free of charge through the SEC’s website at www.sec.gov or through our website at www.crownreserveacq.com. We are not incorporating the information on our website into this annual report.

Our Competitive Strengths

We seek to capitalize on the strengths of our management team’s breadth of experience across technology, financial services, and operational management to navigate dynamic markets in seeking an initial Business Combination. Our team, led by Prashant Patel, our Chairman and Chief Executive Officer, intends to employ a disciplined approach to identify and invest in businesses with compelling growth profiles, proven management teams, and clear pathways to creating long-term shareholder value. We believe our competitive strengths include the following:

Experienced Leadership – Our management team has extensive experience across multiple sectors including technology, financial services, healthcare technology, and consumer businesses. Mr. Patel has served in senior executive roles at major corporations and has deep expertise in identifying businesses at inflection points. Our team has collectively participated in numerous mergers, acquisitions, and capital markets transactions, providing us with the skills and network necessary to identify and complete a successful Business Combination.

Global Network and Deal Sourcing – We believe that our team’s broad network of relationships across private equity firms, hedge funds, investment banks, family offices, and corporate executives provides us with access to proprietary deal flow and investment opportunities. These relationships have been developed over decades across multiple industry sectors and geographies and provide us with a competitive advantage in identifying potential targets before they become widely marketed.

Operational and Entrepreneurial Expertise – Our management team has direct experience building, operating, and scaling businesses. We expect that we will not merely be arms-length investors in a target business; rather, based on our management team’s background, we expect to be actively involved in supporting the management teams of our target businesses in all aspects of their operations, including strategic planning, capital allocation, business development, and corporate governance.

Public Company Experience – Our management team has significant experience with public company operations, SEC reporting requirements, investor relations, and corporate governance. This expertise will be valuable both in completing a Business Combination and in supporting the combined company’s transition to or continued operation as a public company.

Capital Markets Expertise – Our team has significant experience in capital markets transactions, including IPOs, follow-on offerings, private placements, convertible debt offerings, and other financing transactions. We intend to use this expertise to help our target business access the capital markets efficiently following a Business Combination.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any initial Business Combination we may consummate. Potential investors should not rely upon the historical record of our management as indicative of future performance.

Market Overview

We believe the current market presents a unique opportunity for the SPAC strategy as a result of several converging factors, including limited access to public markets for high-quality private companies, a meaningful pipeline of companies seeking liquidity, and our management team’s ability to add value to businesses undergoing significant transformation. We believe these factors, combined with our management team’s extensive experience and relationships, position us well to identify and complete an attractive Business Combination.

The number of IPOs in the United States has been at levels significantly below the peaks experienced in 2020 and 2021, according to publicly available market data. We believe that the relative scarcity of traditional IPO opportunities, combined with ongoing uncertainty in public equity markets, has created significant pent-up demand from private investors and business owners for liquidity pathways. Private equity funds have accumulated record levels of unrealized assets under management while experiencing lower exit volumes than historical norms, creating a large pool of potential acquisition targets that may benefit from our SPAC structure.

We believe that the SPAC transaction structure offers unique advantages to target companies relative to a traditional IPO or private sale. In particular, a SPAC merger provides price certainty, speed of execution, access to an experienced management team, and the ability to present detailed forward-looking financial projections to investors, which are not permitted in a traditional IPO context. We intend to leverage these structural advantages to identify and attract high-quality business combination targets.

The combination of our management team’s deep industry experience, our broad network of relationships, and our flexible investment mandate positions us to take advantage of what we believe are compelling opportunities across a range of industries and geographies. We intend to focus on businesses with strong underlying fundamentals that are well-positioned to benefit from accessing the public capital markets and the expertise of our management team.

Business Strategy

We seek to capitalize on the strength of our management team’s experience and relationships to identify, evaluate, and complete a Business Combination that creates long-term value for our shareholders. We believe that our team’s prior accomplishments and current activities will be critical in identifying attractive acquisition opportunities, and that the businesses we identify will be able to benefit from accessing the U.S. capital markets and the expertise and network of our management team. However, there is no assurance that we will complete an initial Business Combination.

We intend to pursue a disciplined, thesis-driven acquisition strategy focused on identifying businesses with compelling growth profiles, defensible competitive positions, and experienced management teams. We will seek to apply our collective knowledge and experience across multiple industries and transaction types to identify targets that we believe are undervalued relative to their long-term potential and that will benefit from becoming publicly traded.

Our Acquisition Process

We will utilize the diligence, rigor, and expertise of our management team’s respective platforms to evaluate potential targets’ strengths, weaknesses, opportunities, and risks to identify the relative risk and return profile of any potential target for our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our management team is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a Business Combination.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our SEC filings and know what types of businesses we are targeting. Our initial shareholders, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

Except as described in this Annual Report, our Sponsor, officers, directors or their affiliates will not be paid any finder’s fee, consulting fee, advisory fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is), although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. We have agreed to reimburse our initial shareholders for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a target that is affiliated with our initial shareholders, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers, directors or advisors. In the event we seek to complete such a Business Combination, we may seek, but are not required to obtain, a fairness opinion from an independent investment banking firm that is a member of FINRA, or an independent accounting firm, that our initial Business Combination is fair to our company from a financial point of view.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our initial Business Combination.

Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rules, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Shareholder Approval Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholders’ approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding Public Shares, subject to applicable laws. The amount in the Trust Account was initially anticipated to be $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements.

Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a Business Combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed Business Combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, we or our initial shareholders will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who hold the outstanding ordinary shares and who attend and vote in favor of the Business Combination, at a general meeting of our company. A quorum for such meeting will consist of the holders present in person or by proxy of issued and outstanding shares of the Company representing a simple majority of the voting power of all issued and outstanding ordinary shares of the Company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their Founder Shares, Private Placement Units and any Public Shares purchased during or after the IPO in favor of our initial Business Combination. We intend to give approximately 20 days (but not less than 5 clear days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination.

These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. Each public shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction, and irrespective of whether it does not vote or abstains from voting its shares.

In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker for this service and it would be up to the broker whether or not to pass this cost on to the redeeming holder. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any shares delivered by public holders who elected to redeem their shares.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our initial Business Combination and if we are unable to complete our initial Business Combination within the Combination Period.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial Business Combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation, including interest earned and not previously released to us, divided by the number of then outstanding Public Shares.	If we seek shareholder approval, our initial shareholders or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion, but only at a price no higher than the price offered through our redemption process.	If we are unable to complete our initial Business Combination within the Combination Period, we will redeem all Public Shares at a per-share price equal to the aggregate amount then on deposit in the Trust Account (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares.

Creditors’ Claims Against the Trust Account

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share (or such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Financial Position

With funds in the Trust Account available for a Business Combination initially anticipated to be $10.00 per Public Share, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares, warrants, and rights under the Exchange Act and as a result, have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Cayman Islands Companies Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Risk Factors Summary

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders have agreed to vote their Founder Shares and Private Placement Units in favor of such initial Business Combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial Business Combination.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial Business Combination or optimize our capital structure.

●	The requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential initial Business Combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares, warrants, or rights, potentially at a loss.

●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination, and our warrants and rights will expire worthless if we do not.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines.

●	Because we are not limited to a particular industry or geographic region, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial Business Combination.

●	We may issue additional ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination, which would dilute the interest of our shareholders and likely present other risks.

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors.

Sector and Geographic Focus

We intend to take a broad, generalist approach to sourcing an initial Business Combination. We are not limited to target businesses in any specific industry, sector, or geographic location. We believe our generalist approach gives us a wide initial aperture, which we will filter to potential targets by qualitative factors and specific attributes. This flexibility allows us to dynamically adjust our focus as market conditions evolve.

We intend to focus primarily on businesses headquartered or operating primarily in North America, although we may consider targets in other geographies if we believe they present compelling opportunities. We believe that companies with enterprise values between $500 million and $5 billion represent particularly attractive targets for us, as they are often underserved by traditional M&A advisory processes and may benefit significantly from accessing the public capital markets through our SPAC structure.

We will seek businesses that we believe are at an inflection point and have the potential to achieve meaningful scale following our Business Combination. We intend to bring operational, strategic, and capital markets expertise to bear in helping these businesses reach their full potential as public companies. Our management team will work actively with the management of any target businesses to help them navigate the transition to public company status and create long-term shareholder value.

Acquisition Criteria

We have established the criteria and guidelines listed below in accordance with our strategy, which we believe are important in evaluating prospective target businesses. However, we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines.

●	Competitive Position: The target company has a defensible market position in relation to their competitors. This defensibility may come from technology, brand/IP, scale, or talent, among other attributes.

●	Management Team: The management team of the target company can execute on compelling growth strategies and/or recruit talented individuals to help execute the business strategy.

●	Inflection Point: The target company is at an inflection point, and the expertise of our management team combined with capital can improve financial performance.

●	Unrecognized Value: The target company is undervalued relative to market comps and/or as evaluated by our management team of seasoned public company officers and experts. We believe we can help the target company evaluate and improve its strategy and corporate governance, leading to successful value creation.

●	Growth: The target company is in a position to increase its growth rates, whether organically or inorganically, and our management team can help to accelerate that growth through supporting innovation of additional products or services or advising on strategic transactions.

●	Scalable Platform: The target company participates in markets of sufficient scale with the potential to achieve meaningful scale after the Business Combination, organically or through add-on acquisitions.

●	Risk-Adjusted Return: We believe that an acquisition of the target company will offer our shareholders attractive risk-adjusted returns on their investments.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Due Diligence

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and management capabilities in connection with our evaluation of prospective targets.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm as to the fair market value of our initial Business Combination, unless our Board cannot independently determine that the target business has a sufficient fair market value, or if we are acquiring a target that is affiliated with a member of our management or Board.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us.

Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Conflicts of Interest

Certain of our directors and officers have fiduciary or contractual duties to certain other companies in which they have invested or advised. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law.

Our management team, in their capacities as members, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to related entities, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no officer or director shall have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

I. General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an ‘emerging growth company’ and a ’smaller reporting company’ within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an ‘emerging growth company’ within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes -Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non -binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non -affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, in which case we would no longer be an emerging growth company as of the following fiscal year end. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

II. Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of the Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our Company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled ‘Proposed Business’ Effecting Our Initial Business Combination’ Shareholders May Not Have the Ability to Approve Our Initial Business Combination’ for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s ‘penny stock’ rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti -dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one -to -one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per -share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per -share value of shares held by non -redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and any public shares and private placement shares held by them in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e -5 under the Exchange Act and any SEC interpretations or guidance relating thereto). We expect that our initial shareholders and their permitted transferees will own at least approximately 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. None of the non -managing sponsor members have expressed an interest in purchasing units in the public offering. However, in the event that the non -managing sponsor investors purchase units either in our IPO or after, and vote them in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because the non -managing sponsor members are not obligated to purchase or continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of the non -managing sponsor members will be public shareholders at the time our shareholders vote on our initial business combination, and, if they are public shareholders, we cannot assure you as to how such non -managing sponsor members will vote on any business combination. If the non -managing sponsor members do not vote their shares in favor of our initial business combination, and assuming that only the holders of one -half of our issued and outstanding ordinary shares at the time of any such shareholder vote, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we would need 250,782, or 1.7% (assuming a quorum of all outstanding shares are voted and the underwriter’s overallotment option is not exercised and the parties to the letter agreement do not acquire any Class A ordinary shares), of the 15,000,000 public shares sold in our IPO, in addition to our founder shares and private placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. This calculation does not include any Polaris shares, and Polaris is not required to vote the Polaris shares in favor of the initial business combination. Approval of an initial business combination requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders on our redemption, and our warrants and Share Rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well -established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater financial, technical, human and other resources or more industry knowledge than us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders on the liquidation of our trust account and our warrants and Share Rights will expire worthless. See”

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, like us, and we may in the future be subject to a claim that we have been operating as an unregistered investment company. Since the assets in our trust account will be securities, there is nevertheless a risk that we could be considered to be operating as an unregistered investment company under the Investment Company Act. Notwithstanding our investing the proceeds of our IPO as discussed above, we may nonetheless be deemed to be subject to the Investment Company Act. If we are found to be an investment company under the Investment Company Act, we could be required to materially restructure our activities, wind down our operations, or register as an investment company under the Investment Company Act, which could have a material adverse effect on our business, financial condition and results of operations. Compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination, force us to abandon our efforts to complete an initial business combination or result in our liquidation. If we are unable to complete our initial business combination or are required to liquidate, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless. As a result, our public shareholders will lose the investment opportunity in a target company and any price appreciation in the combined company. While we do not believe that our anticipated principal activities will subject us to the Investment Company Act, if any facts and circumstances change over time which would materially impact the risk that we may be considered to be operating as an unregistered investment company, we will update our disclosure to reflect such changes.

The longer that the funds in the trust account are held in short -term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a -7 under the Investment Company Act. U.S. government treasury obligations are considered ’securities’ for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an ‘investment company’ under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Equiniti Trust Company, LLC, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us to pay Permitted Withdrawals, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our Company would not be able to participate in any benefits of owning stock in an operating bus

Changes in laws or regulations, or a failure to comply with any laws and regulations or how such laws or regulations are interpreted or applied, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On January 24, 2024, the SEC issued final rules (the ’2024 SPAC Rules’), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 12 months following the closing of our IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 12 months following the closing of our IPO, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’ However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 12 months following the closing of our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘no -shop’ provision (a provision in letters of intent designed to keep target businesses from ’shopping’ around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders on the liquidation of our trust account and our warrants and Share Rights will expire worthless. See “Proposed Business — Redemption of Public Shares and Liquidation if No Initial Business Combination.”

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to obtain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders on the liquidation of our trust account and our warrants and Share Rights will expire worthless. See “Proposed Business — Redemption of Public Shares and Liquidation if No Initial Business Combination.”

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post -combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion that the price we are paying for a target is fair to our Company from a financial point of view from (i) an independent investment banking firm, (ii) another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or (iii) an independent accounting firm. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

Since only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination, Nasdaq may consider us to be a ‘controlled company’ within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

After completion of our IPO, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a ‘controlled company’ within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq’s corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase -in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Since our sponsor, officers and directors, and any other holder of our founder shares, including any non-managing sponsor investors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our IPO and the sale of the private placement units, $173,195,000 will be available to complete our business combination and pay related fees and expenses (which includes $300,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

IV. Risks Relating to Acquiring and Operating a Business in Foreign Countries

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such a combination may not be as successful as a combination with a smaller, less complex organization.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post -transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post -transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post -transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and our Company in the business combination transaction.

The ownership interest of our sponsor may change, and our sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel.

Eric Sherb, our Chief Financial Officer and director, is the sole managing member of our sponsor and controls the management of our sponsor, including the exercise of voting and investment discretion over the securities of our Company held by our sponsor. Pursuant to a letter agreement entered into with us, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the founder shares and private placement units. Consequently, unless the sponsor transfers founder shares pursuant to exceptions to the transfer restrictions under the letter agreement, the founder shares will continue to be owned by the sponsor until the expiration of the transfer restrictions following the consummation of our initial business combination. See ‘Principal Shareholders’ Transfers of Founder Shares and Private Placement Units.’ Our sponsor’s operating agreement generally prohibits transfers of membership interests without the consent of the sponsor’s governing body, which is comprised of the managing members of the sponsor. As the sole managing member of our sponsor, Mr. Sherb may consent to transfers of membership interests. As a result, there is a risk that our sponsor (or Mr. Sherb) may divest its (or his or our officers’ and directors’) ownership or economic interests in us or in the sponsor before a business combination target is identified, which would likely result in the Company’s loss of certain key personnel, including Mr. Sherb. Additionally, there can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s ‘penny stock’ rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association, which will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that will relate to our pre-initial business combination.

Certain agreements related to our IPO may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our IPO, the investment management trust agreement between us and Equiniti Trust Company, LLC, the letter agreement among us and our sponsor, officers and directors, the registration rights agreement between us and our sponsor and our other initial shareholders, the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our IPO contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and any taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on the Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account, and our warrants and Share Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post -business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post -business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post -business combination entity may need to purchase additional insurance with respect to any such claims (‘run -off insurance’). The need for run -off insurance would be an added expense for the post -business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage the underwriter or its affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination and the underwriter has received Polaris units which will be worthless if we do not complete an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter or its affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the occurrence of a natural disaster.

Our business could be adversely affected by severe weather conditions and natural disasters. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our operations across one or more markets. Such closures may disrupt our business operations and adversely affect our business, financial condition and results of operations. Our operations could also be disrupted if our third -party service providers, business partners or acquisition targets were affected by such natural disasters. If the disruptions posed by such events continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Since our officers and directors will be eligible to share in a portion of any appreciation in founder shares purchased at approximately $0.006 per share, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The members of our management team have invested in our sponsor by subscribing for units issued by the sponsor. These officers and directors will not receive any cash compensation from us prior to a business combination but through their investment in the sponsor will be eligible to share in a portion of any appreciation in founder shares and private placement units, provided that we successfully complete a business combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our shareholders. However, investors should be aware that, as these officers and directors have paid approximately $0.006 per share for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target that ultimately declines in value and is not profitable for public investors.

III. Risks Relating to Our Securities

If we are unable to consummate our initial business combination within 12 months of the closing of our IPO, our public shareholders may be forced to wait beyond such 12 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 12 months from the closing of our IPO or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest not previously released to the Company (which interest shall be net of Permitted Withdrawals and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 12 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write -down or write -off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non -cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature may cause investors to lose confidence in us and our share price may decline as a result.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per -share redemption amount received by shareholders may be their pro rata portion of the funds in the trust account that are available for distribution to public shareholders’ and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, and their respective affiliates may elect to purchase public shares, warrants, or public Share Rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public ‘float’ of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisers, or any of their respective affiliates may purchase public shares, warrants, or public Share Rights or a combination thereof in privately -negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisers, or any of their respective affiliates are under no obligation or duty to do so, and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions of such purchasers or other transactions. Please see ‘Proposed Business’ Permitted Purchases of Our Securities’ for a description of how such persons will determine from which shareholders to seek to acquire shares. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, and this may therefore make it more difficult for us to effectuate such business combination.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay Permitted Withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If the net proceeds of our IPO and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement units, only approximately $580,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $580,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to hold outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $580,000, the amount of funds we intend to hold outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team, nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $5,000,000 of such loans may be convertible into private placement units at a price of $8.00 per unit, at the option of the lender. Such units would be identical to the private placement units.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our officers and directors who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,293 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint or remove directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual general meetings in order to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss Company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or on continuing the Company in a jurisdiction outside the Cayman Islands prior to consummation of our initial business combination. Each of our directors will hold office until terminated as described in the amended and restated articles and memorandum of association.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our sponsor, our directors, our officers and their respective permitted transferees can demand that we register the offer and sale of the private placement units (and the Class A ordinary shares issuable upon their exercise), and the Class A ordinary shares issuable upon conversion of the founder shares after the founder shares convert to our Class A ordinary shares at the time of our initial business combination. We will bear the cost of registering the offer and sale of these securities. The registration and availability of the offer and sale of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. Shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, officers and directors or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector, geographic area or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or Share Right holders who choose to remain shareholders or Share Right holders following the business combination could suffer a reduction in the value of their shares. Such shareholders and Share Right holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to -one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no officer or director shall have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us.

The past performance of our management team, advisors, sponsor or any of their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, advisors, sponsor, or any of their respective affiliates, is presented for informational purposes only. Any past experience of and performance by our management team, advisors, sponsor, or any of their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team, advisors, sponsor, or any of their respective affiliates, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See the section of this Annual Report entitled ‘Proposed Business — Business Strategy — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.’

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, warrants, or Share Rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre -business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 12 months from the closing of our IPO or during any Extension Period, subject to applicable law and as further described herein. Holders of warrants or Share Rights will not have any right to proceeds held in the trust account with respect to the warrants or Share Rights. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, warrants, or Share Rights, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to have our units listed on the Nasdaq on or promptly after the date of this Annual Report. Following the date the Class A ordinary shares, warrants, and Share Rights are eligible to trade separately, we anticipate that the Class A ordinary shares, warrants, and Share Rights will be separately listed on the Nasdaq. Although after giving effect to our IPO we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain an average global market capitalization and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over -the -counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a ‘penny stock’ which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a ‘blank check’ company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our IPO and the sale of the private placement units and will file a Current Report on Form 8 -K , including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of this Annual Report entitled ‘Proposed Business’ Comparison of this Offering to those of Blank Check Companies Subject to Rule 419.’

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a ‘group’ of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a ‘group’ (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the ‘Excess Shares.’ However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur issued and outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per -share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be a passive foreign investment company, or ‘PFIC,’ which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in applicable U.S. federal income tax rules — United States Federal Income Taxation — General’) of our Class A ordinary shares, warrants, or Share Rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start -up exception and the status of an acquired company pursuant to our initial business combination (see the section of this Annual Report captioned ‘Income Tax Considerations — Passive Foreign Investment Company Rules’ in this Annual Report). Depending on the particular circumstances the application of the start -up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start -up exception. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service, or the IRS, may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a ‘qualified electing fund’ election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our Share Rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares, warrants, and Share Rights. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of this Annual Report captioned ‘Income Tax Considerations — Passive Foreign Investment Company Rules’ in this Annual Report

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), it is possible a U.S. federal excise tax could be imposed on us in connection with any redemptions of our ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022, which, among other things, generally imposes a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the ‘Excise Tax’), subject to certain exceptions. The Excise Tax is imposed on the repurchase of stock by a covered corporation. A “covered corporation” generally means any domestic corporation whose stock is traded on an established securities market. In the event we complete our initial Business Combination with a company organized under the laws of a state of the United States, our Class A ordinary shares would likely be treated as stock of a covered corporation and any redemptions in connection with such Business Combination could be subject to the Excise Tax.

We may seek acquisition opportunities in foreign countries that are subject to political, economic, and other uncertainties.

We may seek acquisition opportunities that have operations outside the United States. As a result, we could face political and economic risks and other uncertainties with respect to these potential international operations. These risks may include the following, among other things:

●	loss of revenue, property, and equipment or delays in operations as a result of hazards such as expropriation, war, piracy, acts of terrorism, insurrection, civil unrest, and other political risks, including tension and confrontations among political parties;

●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti -corruption compliance laws and issues;

●	increases in taxes and governmental royalties;

●	unilateral renegotiation of contracts by governmental entities;

●	redefinition of international boundaries or boundary disputes;

●	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

●	difficulties enforcing our rights against a governmental agency in the absence of an appropriate and adequate dispute resolution mechanism to address contractual disputes, such as international arbitration;

●	changes in laws and policies governing operations of foreign-based companies;

●	foreign-exchange restrictions; and

●	international monetary fluctuations and changes in the relative value of the U.S. dollar as compared to the currencies of other countries in which we conduct business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have no full-time employees and have not yet completed a Business Combination. As a blank check company, our cybersecurity risk is limited primarily to the protection of financial and shareholder records. We rely on third-party service providers, including our transfer agent, trustee, and financial institutions, to maintain cybersecurity controls appropriate to their respective platforms. We have not experienced any material cybersecurity incidents.

Item 2. Properties

We currently maintain our registered address at Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman KY1-1111, Cayman Islands.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated against us. To the best of our knowledge, none of our directors or officers is a party to any legal proceeding or arbitration.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units commenced trading on the Nasdaq Capital Market on November 7, 2025 under the symbol “CRACU.” On or about December 9, 2025, the Units began separate trading, and the Class A ordinary shares, warrants and rights commenced trading under the symbols “CRAC,” “CRACW” and “CRACR,” respectively.

Holders

As of March 7, 2026, there was one holder of record of our Class B ordinary shares and three holders of record of our Class A ordinary shares (excluding shares held in street name). Because most of our ordinary shares are held in “street name” by brokers and other institutions on behalf of shareholders, we believe the number of beneficial holders of our ordinary shares is significantly higher.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a Business Combination. The payment of any cash dividends will be within the discretion of our Board of Directors at that time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None. We have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities

On April 29, 2025, our Sponsor received 4,312,500 Class B ordinary shares for aggregate consideration of $25,000. The Sponsor is an accredited investor and the issuance was exempt from registration under Section 4(a)(2) of the Securities Act. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the IPO, except that (i) the Founder Shares are subject to certain transfer restrictions as described herein, (ii) our Sponsor agreed to certain voting arrangements, and (iii) the Founder Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

Simultaneously with the closing of the IPO on November 10, 2025, we consummated the sale of 375,000 Private Placement Units, of which 175,000 were sold to our Sponsor and 200,000 were sold to Polaris Advisory Partners, at a price of $8.00 per unit, generating gross proceeds of $3,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

On November 10, 2025, we consummated the IPO of 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172,500,000, including full exercise of the underwriters’ over-allotment option. Simultaneously, we consummated the sale of 375,000 Private Placement Units at $8.00 per unit, generating proceeds of $3,000,000. The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-287674), declared effective by the SEC on November 5, 2025.

Of the gross proceeds of $172,500,000 from our IPO, $172,500,000 was deposited into the Trust Account. Transaction costs deducted at closing amounted to $2,079,000, consisting of $1,725,000 of upfront underwriting commissions paid to Polaris Advisory Partners and $354,000 of other offering costs ($150,000 underwriter expense reimbursement, $144,500 issuer counsel, $30,000 Cayman counsel, $21,000 Edgar Agent, and $8,500 trustee). An additional $473,133 of offering costs were paid by the Sponsor on the Company’s behalf after closing and allocated to Class A temporary equity, for total offering costs charged to equity of $2,552,133. The deferred underwriting commission of $300,000 is payable to Polaris Advisory Partners only upon consummation of a Business Combination. The remaining $695,000 was designated for working capital and operating expenses outside of the Trust Account.

The Company held no cash outside the Trust Account during the period. All formation and operating costs were paid by the Sponsor on behalf of the Company. No payments were made directly or indirectly to any of our directors or officers, or their associates, or to any persons owning 10% or more of our ordinary shares, or to any of our affiliates, other than the $10,000 per month administrative services fee paid to the Sponsor pursuant to the Administrative Services Agreement.

Use of Proceeds from our Initial Public Offering

On November 10, 2025, we consummated our IPO of 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consisted of one Class A ordinary share, one-half of one redeemable warrant, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of our initial Business Combination. Simultaneously with the closing of the IPO, we sold 375,000 Private Placement Units to the Sponsor and 200,000 Private Placement Units to Polaris Advisory Partners, each at $8.00 per unit, generating aggregate gross proceeds of $3,000,000 from the Private Placement.

Transaction costs deducted from IPO proceeds at closing amounted to $2,079,000, consisting of $1,725,000 in upfront underwriting commissions paid to Polaris Advisory Partners (1.0% of gross IPO proceeds) and $354,000 of other offering costs ($150,000 underwriter expense reimbursement, $144,500 issuer counsel, $30,000 Cayman counsel, $21,000 Edgar Agent, and $8,500 trustee). An additional $473,133 of offering costs were paid by the Sponsor on the Company’s behalf after closing. The deferred underwriting commission of $300,000 is payable to Polaris Advisory Partners only upon consummation of a Business Combination and is recorded as a liability on the balance sheet.

A total of $172,500,000 ($10.00 per public share) from the net proceeds of the sale of the public Units in the IPO and a portion of the net proceeds from the sale of the Private Placement Units was placed in the Trust Account. As of December 31, 2025, the Trust Account held $173,403,838, including $903,838 of dividends earned on the U.S. Treasury money market fund investments since the IPO closing date.

The $695,000 of net proceeds not placed in the Trust Account were designated for the following purposes: (i) legal, accounting, due diligence, travel, and other expenses in connection with any Business Combination ($180,000); (ii) director and officer liability insurance premiums ($150,000); (iii) legal and accounting fees related to regulatory reporting obligations ($80,000); (iv) Nasdaq continued listing fees ($50,000); (v) administrative and support services ($30,000); and (vi) working capital to cover miscellaneous expenses ($205,000). The Sponsor has been funding the Company’s formation and operating costs; as of December 31, 2025, the Company owed the Sponsor $448,082 for such costs.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On November 10, 2025, simultaneously with the closing of our IPO, we sold 375,000 Private Placement Units to our Sponsor, Crown Acquisition Sponsor LLC, and 200,000 Private Placement Units to Polaris Advisory Partners at a price of $8.00 per unit, generating gross proceeds of $3,000,000 in the aggregate. In addition, we issued 431,250 Class A ordinary shares as representative shares to Polaris Advisory Partners. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to such sales.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on April 29, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any principal operations nor generated any revenues to date. Our only activities from April 29, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the IPO, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from April 29, 2025 (inception) through December 31, 2025, we had net income of $1,129,754, which consists of interest earned on investments held in the Trust Account of $903,838, change in fair value of warrant liability of $352,368, and change in fair value of rights of $0 (rights are classified as permanent equity), partially offset by formation and operating costs of $126,601.

Liquidity and Capital Resources

On November 10, 2025, we consummated the IPO of 17,250,000 Units at $10.00 per Unit, which included the full exercise of the underwriters’ over-allotment option of 2,250,000 Units, generating gross proceeds of $172,500,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 375,000 Private Placement Units at a price of $8.00 per Private Placement Unit to the Sponsor (175,000 units) and Polaris Advisory Partners (200,000 units), generating gross proceeds of $3,000,000. Following the IPO, a total of $172,500,000 was placed in the Trust Account.

Transaction costs deducted from IPO proceeds at closing amounted to $2,079,000, consisting of $1,725,000 of upfront underwriting commissions paid to Polaris Advisory Partners and $354,000 of other offering costs ($150,000 underwriter expense reimbursement, $144,500 issuer counsel, $30,000 Cayman counsel, $21,000 Edgar Agent, and $8,500 trustee). An additional $473,133 of offering costs were paid by the Sponsor after closing and allocated to Class A temporary equity, for total offering costs charged to equity of $2,552,133. The deferred underwriting commission of $300,000 is payable to Polaris upon completion of a Business Combination only, and is recorded as a liability on the balance sheet.

As of December 31, 2025, we held no cash outside the Trust Account and had a working capital deficit funded entirely by the Sponsor. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the period from April 29, 2025 (inception) through December 31, 2025, net cash from operating activities was $0. Our net income of $1,129,754 was fully offset by non-cash adjustments, including the gain on change in fair value of warrant liability of $352,368, dividends earned on investments held in Trust Account of $903,838, and $126,601 of formation and operating costs paid directly by the Sponsor on the Company’s behalf, all of which resulted in no net cash movement from operating activities. As of December 31, 2025, we had investments held in the Trust Account of $173,403,838. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should a Business Combination not occur, and potential for insufficient liquidity raise substantial doubt about our ability to continue as a going concern through November 10, 2026 (or February 10, 2027 if the Combination Period is automatically extended). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the period ended December 31, 2025 expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space. We began incurring these fees on November 10, 2025 (the date of our IPO). We will continue to incur these fees monthly until the earlier of the completion of a Business Combination or our liquidation.

The underwriting agreement provides that Polaris Advisory Partners is entitled to a deferred underwriting fee of $300,000. The deferred underwriting fee will become payable to Polaris Advisory Partners from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. All 17,250,000 Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of our control, and therefore are classified as temporary equity at the redemption value.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in our statement of operations.

Rights

Our Share Rights (each convertible into one-fifth (1/5) of one Class A ordinary share upon consummation of a Business Combination) are classified as equity instruments. The fair value of the rights was determined using a Probability Weighted Expected Return Method (PWERM), with an assumed 25% probability of completing a de-SPAC transaction and a per-right value of $0.4778, resulting in aggregate fair value of $8,242,050 charged against additional paid-in capital.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income is allocated proportionally between Class A and Class B ordinary shares. The 17,250,000 redeemable Class A ordinary shares are allocated net income based on their proportionate interest. The weighted average shares outstanding for Class A redeemable shares for the period was 3,576,220, reflecting the time-weighted shares from IPO date. Basic and diluted net income per share for both classes was $0.14.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item. However, as a matter of transparency, we provide the following discussion.

As of December 31, 2025, we were not subject to significant market risk from interest rate changes. The Trust Account is invested in U.S. Treasury money market funds. Based on the Trust Account balance of $173,403,838 as of December 31, 2025, a hypothetical 100-basis-point change in interest rates would not have a material impact on the Company’s financial statements, as trust earnings remain in trust and are not available for operations.

We are subject to fair value risk related to our Public Warrant liability of $1,419,066. The key drivers of warrant fair value are: (i) stock price, (ii) expected volatility, and (iii) risk-free rate. A 1 percentage point increase in volatility (from 12.3% to 16.0%) would increase the warrant liability by approximately $46,000. A $0.50 increase in stock price would increase the warrant liability by approximately $27,000. These changes would be recognized as losses on the change in fair value of warrant liability in our statement of operations.

We have no significant exposure to foreign currency risk, commodity risk, or other market risks.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented below beginning with the Report of Independent Registered Public Accounting Firm.

New York Office: 805 Third Avenue New York, NY 10022 212.838.5100

www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Crown Reserve Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Crown Reserve Acquisition Corp. I (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 29, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from April 29, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has until November 10, 2026 (automatically extended to February 10, 2027 upon execution of a Business Combination agreement) to consummate a Business Combination. If a Business Combination is not consummated, the Company will cease all operations except for winding up, redeem all of the public shares, and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2025
New York, NY
March 27, 2026

New York, NY Washington DC Mumbai & Pune, India San Francisco, CA

Houston, TX Boca Raton, FL Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

CROWN RESERVE ACQUISITION CORP. I

BALANCE SHEET

As of December 31, 2025

ASSETS
Current assets:
Due from related party	$448,082
Total current assets	448,082
Cash and marketable securities held in Trust Account	$173,403,838
Total assets	$173,851,920

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$101,667
Warrant liability	1,419,066
Deferred underwriting fee payable	300,000
Total liabilities	1,820,733

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.00 per share	173,403,838

Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 806,250 issued and outstanding (excluding 17,250,000 subject to possible redemption)	81
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	-
Accumulated deficit	(1,373,163)
Total shareholders' deficit	(1,372,651)
Total liabilities and shareholders' deficit	$173,851,920

The accompanying notes are an integral part of these financial statements.

CROWN RESERVE ACQUISITION CORP. I

STATEMENT OF OPERATIONS

For the Period from April 29, 2025 (Inception) to December 31, 2025

For the Period from April 29, 2025 (Inception) to December 31, 2025
General and administrative costs	$126,601
Loss from operations	(126,601)

Other income:
Change in fair value of warrant liability	352,368
Dividends earned on marketable securities held in Trust Account	903,838
Interest income	149
Total other income	1,256,355

Net income	1,129,754

Allocation of net income:
Class A ordinary shares	$512,155
Class B ordinary shares	$617,599

Weighted-average shares outstanding — basic and diluted:
Class A ordinary shares	3,576,220
Class B ordinary shares	4,312,500

Net income per ordinary share — basic and diluted:
Class A ordinary shares	$0.14
Class B ordinary shares	$0.14

The accompanying notes are an integral part of these financial statements.

CROWN RESERVE ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Period from April 29, 2025 (Inception) to December 31, 2025

	Preferred Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at April 29, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	4,312,500	431	24,569	-	25,000
Sale of Private Placement Units	-	-	375,000	38	-	-	2,999,962	-	3,000,000
Fair value of representative shares deferred until IPO	-	-	431,250	43	-	-	-	-	43
Fair value of rights included in Public Units	-	-	-	-	-	-	8,242,050	-	8,242,050
Offering costs	-	-	-	-	-	-	(2,552,033)	-	(2,552,033)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	-	(8,714,548)	(2,502,917)	(11,217,465)
Net income	-	-	-	-	-	-	-	1,129,754	1,129,754
Balances at December 31, 2025	-	$-	806,250	$81	4,312,500	$431	$-	$(1,373,163)	$(1,372,651)

The accompanying notes are an integral part of these financial statements.

CROWN RESERVE ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

For the Period from April 29, 2025 (Inception) to December 31, 2025

Cash flows from operating activities:
Net income	$1,129,754
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(352,368)
Dividends earned on marketable securities held in Trust Account	(903,838)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	101,667
Net cash used in operating activities	(24,785)

Cash flows from investing activities:
Cash deposited into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash flows from financing activities:
Proceeds from Initial Public Offering	172,500,000
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from private placement	3,000,000
Payment of offering costs	(2,552,033)
Advances to related party, net	(448,182)
Net cash provided by financing activities	172,524,785

Net change in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

Supplemental cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental disclosure of non-cash financing and investing activities:
Initial value of Class A ordinary shares subject to possible redemption	$161,282,678
Change in value of common stock subject to redemption	$903,838
Accretion of Class A ordinary shares to redemption value	$11,217,465
Deferred underwriting fee payable upon Business Combination	$300,000
Initial fair value of warrant liability recognized	$1,771,434

The accompanying notes are an integral part of these financial statements.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

For the Period from April 29, 2025 (Inception) to December 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Crown Reserve Acquisition Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company on April 29, 2025. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination.

All activity for the period from April 29, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and dividends earned on marketable securities held in the Trust Account.

The Company’s sponsor is Crown Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 26, 2025. On November 10, 2025, the Company consummated its Initial Public Offering (“IPO”) of 17,250,000 units (the “Units”), including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the full exercise of the over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000. Each Unit consisted of one Class A ordinary share, one-half of one redeemable warrant, and one right (a “Public Right”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination.

Simultaneously with the closing of the IPO, the Company consummated the private sale of an aggregate of 375,000 private placement units (the “Private Placement Units”), of which 175,000 were purchased by the Sponsor and 200,000 were purchased by Polaris Advisory Partners (“Polaris”), each at a price of $8.00 per Private Placement Unit, generating total proceeds of $3,000,000.

Transaction costs deducted from IPO proceeds at closing amounted to $2,079,000, consisting of $1,725,000 in upfront underwriting commissions paid to Polaris and $354,000 of other offering costs ($150,000 underwriter expense reimbursement, $144,500 issuer counsel, $30,000 Cayman counsel, $21,000 Edgar Agent, and $8,500 trustee). An additional $473,133 of offering costs were paid by the Sponsor on the Company’s behalf after closing and allocated to Class A temporary equity, for total offering costs charged to equity of $2,552,133.

In conjunction with the IPO, the Company issued to Polaris, as representative of the underwriters, 431,250 Units (the “Representative Units”) for no cash consideration. The fair value of the Representative Units was accounted for as underwriting compensation under ASC 718.

Following the closing of the IPO, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States, maintained by Equiniti Trust Company, LLC as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. As of December 31, 2025, the Trust Account held $173,403,838, including $903,838 of dividends earned since the IPO closing date.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The Public Shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest earned thereon and not previously released to the Company to pay taxes. The per-share amount distributed from the Trust Account to redeeming Public Shareholders will not be reduced by the deferred underwriting commissions. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination, and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group,” will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the IPO without the prior consent of the Company.

If the Company is unable to complete a Business Combination by November 10, 2026 (12 months from the closing of the IPO), or February 10, 2027 if the Combination Period is automatically extended upon execution of a definitive agreement for a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares; and (iii) as promptly as reasonably possible following such redemption, liquidate and dissolve.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period.

Going Concern

As of December 31, 2025, the Company held no cash outside the Trust Account and had a working capital deficit funded entirely by the Sponsor. The Company has until November 10, 2026 (automatically extended to February 10, 2027 upon execution of a Business Combination agreement) to consummate a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will cease all operations except for winding up and will redeem 100% of the outstanding Class A ordinary shares. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, management has determined that the mandatory liquidation, should a Business Combination not occur, and the potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 10, 2026 (or February 10, 2027 if the Combination Period is automatically extended).

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay such Working Capital Loans, but no proceeds held in the Trust Account would be used to repay such Working Capital Loans. Up to $5,000,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $8.00 per unit, at the option of the lender. As of December 31, 2025, there were no amounts outstanding under any Working Capital Loans.

On December 3, 2025, the Company issued a press release announcing that the holders of the Company’s units may elect to separately trade the Class A ordinary shares, warrants, and rights included in the Units commencing on December 9, 2025. Those Units that are not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “CRACU” and the Class A ordinary shares, warrants, and rights that are separated will trade on Nasdaq under the symbols “CRAC,” “CRACW,” and “CRACR,” respectively. Each holder of Units will need to have its broker contact VStock Transfer, LLC, the Company’s transfer agent, in order to separate the holder’s Units into Class A ordinary shares, warrants, and rights.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, covering the period from April 29, 2025 (inception) to December 31, 2025.

Segment Reporting

The Company complies with ASC 280, “Segment Reporting,” which establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of December 31, 2025, the Company had not commenced any operations. All activity for the period from April 29, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the IPO. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account. The Company’s CODM has been identified as the Chief Financial Officer, who reviews operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company operates as a single operating segment. The CODM does not review assets, which primarily consist of investments held in the Trust Account, in evaluating the results of the Company, and therefore such information is not presented separately.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the following key metrics for the period:

General and administrative expenses: $126,601 | Dividends earned on marketable securities held in Trust Account: $903,838.

The key measures of segment profit or loss reviewed by the CODM are dividends earned on marketable securities held in the Trust Account and general and administrative expenses. The CODM reviews dividends earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The most significant estimates relate to the fair value of the warrant liability and the Public Rights.

Cash and Cash Equivalents

The Company held no cash outside the Trust Account during the period. All formation and operating costs, offering costs, and Private Placement proceeds were paid by or received through the Sponsor’s account on the Company’s behalf. These transactions are presented as non-cash activities in the accompanying statement of cash flows. The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. During the period, all cash was held in the Sponsor’s account on the Company’s behalf, which at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant credit risk due to the financial strength of the institution in which the funds are held.

Cash and Marketable Securities Held in Trust Account

At December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds invested primarily in U.S. government securities with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information and are classified as Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of December 31, 2025, the Trust Account held $173,403,838, including $903,838 of dividends earned. Dividends earned on Trust investments remain in the Trust Account, are not available for the Company’s operations, and are presented as non-cash adjustments in the statement of cash flows. For the period from April 29, 2025 (inception) through December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the warrant liability, which is measured at fair value on a recurring basis (see Note 5).

Offering Costs Associated with the IPO

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Transaction costs deducted from IPO proceeds at closing amounted to $2,079,000 ($1,725,000 upfront underwriting commissions and $354,000 other offering costs, consisting of: $150,000 underwriter expense reimbursement, $144,500 issuer counsel fees, $30,000 Cayman counsel fees, $21,000 Edgar Agent fees, and $8,500 trustee setup fees). An additional $473,133 of offering costs were paid by the Sponsor on the Company’s behalf after the IPO closing date and recognized upon IPO consummation, for total offering costs charged to Class A temporary equity of $2,552,133. The deferred underwriting commission of $300,000, payable only upon consummation of a Business Combination, is recorded as a liability and excluded from offering costs charged to equity.

Warrant Liabilities

The Company accounts for Public Warrants as liabilities under ASC 815-40, recognized at fair value upon issuance with subsequent changes recognized in the statement of operations per ASC 815-40-35-4. The Public Warrants are classified as liabilities because the Warrant Agreement contains a provision under which warrant holders may receive cash in connection with a tender offer if such tender offer is accepted by holders of more than 50% of Class A ordinary shares — an event outside the sole control of the Company. Fair value is estimated using a 500-step Binomial Lattice model (see Note 5).

Public Rights

The Company accounts for Public Rights as permanent equity under ASC 815-40. Each Right entitles the holder to receive 0.20 of a Class A ordinary share upon consummation of a Business Combination for no additional consideration. Rights are indexed to the Company’s own stock, contain no net-cash settlement provisions, and expire worthless in liquidation. The fair value of Rights at issuance is recorded within additional paid-in capital (see Note 6). Rights are not remeasured subsequent to initial recognition.

Class A Ordinary Shares Subject to Possible Redemption

All 17,250,000 Class A ordinary shares are classified as temporary equity under ASC 480-10-S99 as they are redeemable in connection with a Business Combination vote, tender offer, or failure to complete a Business Combination within the Combination Period — all events outside the sole control of the Company. The Company accretes Class A shares to maximum redemption value at each reporting date through charges to additional paid-in capital and accumulated deficit. As of December 31, 2025, the redemption value of the Class A ordinary shares is $173,403,838 ($10.00 per share plus trust earnings per share).

Net Income Per Ordinary Share

The Company applies the two-class method under ASC 260 to compute earnings per ordinary share. Both Class A and Class B ordinary shares are participating securities sharing equally in dividends and distributions. Net income is allocated between classes based on weighted-average shares outstanding. Accretion of Class A shares to redemption value is a direct equity charge excluded from the EPS numerator. Diluted EPS equals basic EPS as there are no dilutive securities.

Income Taxes

The Company is a Cayman Islands exempted company not subject to income taxes under current Cayman Islands law. The income tax provision for the period is zero. Management has determined there are no uncertain tax positions that would require recognition or disclosure.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On November 10, 2025, the Company consummated its IPO of 17,250,000 Units at $10.00 per Unit for aggregate gross proceeds of $172,500,000, including the full exercise of the underwriters’ over-allotment option of 2,250,000 Units. Transaction costs deducted from IPO proceeds at closing amounted to $2,079,000, consisting of $1,725,000 in upfront underwriting commissions paid to Polaris Advisory Partners (1.0% of gross IPO proceeds) and $354,000 of other offering costs (comprised of: $150,000 underwriter expense reimbursement, $144,500 issuer counsel fees, $30,000 Cayman counsel fees, $21,000 Edgar Agent fees, and $8,500 trustee setup fees). An additional $473,133 of offering costs were paid by the Sponsor on the Company’s behalf after closing and allocated to Class A temporary equity, for total offering costs charged to equity of $2,552,133. All transaction costs were allocated to temporary equity (Class A ordinary shares).

Simultaneously with the IPO closing, the Sponsor purchased 175,000 Private Placement Units and Polaris Advisory Partners purchased 200,000 Private Placement Units at $8.00 per unit, generating $3,000,000, which was deposited into the Trust Account by the Sponsor.

Each Unit consists of one Class A ordinary share, one-half of one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Upon separation, each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, and each Public Right entitles the holder to receive 0.20 of a Class A ordinary share upon consummation of a Business Combination. Units began separate trading on Nasdaq on or about December 9, 2025 under the symbols CRAC, CRACW, and CRACR.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On April 29, 2025, the Sponsor received 4,312,500 Class B ordinary shares for aggregate consideration of $25,000 (approximately $0.006 per share). The over-allotment option was exercised in full at IPO closing; accordingly, no Founder Shares were subject to forfeiture as of December 31, 2025. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments.

Sponsor Funding of Company Operations

The Company held no operating cash during the period. The Sponsor paid all formation and operating costs totaling $126,601 on the Company’s behalf, consisting of: (i) $101,667 accrued in accounts payable and accrued expenses on the balance sheet; and (ii) $24,934 of operating costs paid directly by the Sponsor with no corresponding balance sheet entry (reflected as a non-cash activity in the statement of cash flows). Additionally, the Sponsor paid $2,308,385 of offering costs on behalf of the Company (reflected as a non-cash activity in the statement of cash flows), consisting of $2,079,000 in offering costs channeled through the Sponsor’s account at the IPO closing and $229,385 of direct post-IPO and post-9/30 offering cost payments to legal counsel, auditors, and the transfer agent.

Due from Related Party

As of December 31, 2025, the Company had a receivable of $448,082 due from the Sponsor. This amount represents Private Placement proceeds received by the Sponsor on the Company’s behalf that were designated for use outside the Trust Account, net of formation and operating costs paid by the Sponsor on the Company’s behalf and other amounts owed to the Sponsor. The net amount is classified as a current asset on the balance sheet. The amounts are non-interest bearing, unsecured and due on demand.

NOTE 5 — WARRANT LIABILITIES

The Company issued 8,625,000 redeemable warrants (“Public Warrants”) as part of the IPO Units (each Unit contained one-half of one Public Warrant). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants at a price of $0.01 per warrant if the Class A ordinary share price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after a Business Combination.

The Public Warrants are classified as liabilities at fair value in accordance with ASC 815-40. The Company determined that the Public Warrants do not meet the criteria for equity classification because the Warrant Agreement contains a provision pursuant to which the warrant holders could receive cash in connection with a tender offer accepted by more than 50% of the Class A ordinary shareholders — an event that is outside the Company’s control. Accordingly, the Public Warrants are recorded as liabilities at fair value, with changes in fair value recognized in the statement of operations each reporting period.

Fair Value Measurement

The Public Warrants are classified as Level 3 in the fair value hierarchy as they are valued using a binomial lattice model with unobservable inputs. The significant inputs used in the valuation were: stock price of $10.00, strike price of $11.50, expected volatility of 12.3%, and a risk-free rate of 3.52% at issuance (3.48% at December 31, 2025). The remaining contractual term was 1.25 years at issuance and approximately 1.11 years at December 31, 2025.

The following table presents the changes in the fair value of the warrant liability for the period from April 29, 2025 (inception) to December 31, 2025:

Amount
Initial recognition at November 10, 2025 (IPO closing)	$1,771,434
Change in fair value (gain) for the period	(352,368)
Balance at December 31, 2025	$1,419,066

The gain on the change in fair value of the warrant liability of $352,368 is included in “Change in fair value of warrant liability” in the accompanying statement of operations.

Fair Value Hierarchy

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized:

Description	Level	November 10, 2025 (IPO)	December 31, 2025
Assets:
Investments held in Trust Account (money market funds)	1	$172,500,000	$173,403,838
Liabilities:
Warrant liability	3	$1,771,434	$1,419,066

There were no transfers between levels of the fair value hierarchy during the period.

NOTE 6 — PUBLIC RIGHTS

The Company issued 17,250,000 Public Rights as part of the IPO Units. Each Public Right automatically entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a Business Combination, for no additional consideration. No fractional shares will be issued upon exchange of the Public Rights; fractional entitlements will be rounded down. If the Company does not complete a Business Combination within the Combination Period, the Public Rights will expire worthless.

The Public Rights are classified as permanent equity under ASC 815-40 because they are indexed to the Company’s own stock and do not contain any net-cash settlement provisions. Accordingly, 17,250,000 outstanding Public Rights would result in the issuance of 3,450,000 additional Class A ordinary shares upon consummation of a Business Combination. The Public Rights are not remeasured after initial recognition.

The Company measured the fair value of the Public Rights at the IPO date using a probability-weighted expected return method (PWERM) based on a de-SPAC probability estimate of 25.0%, a conversion ratio of 0.20, and a risk-free rate of 3.52% over an estimated remaining term of 1.25 years, resulting in a fair value of $0.4778 per right. The aggregate fair value of $8,242,050 (17,250,000 × $0.4778) was recorded as an increase to additional paid-in capital at the IPO date.

NOTE 7 — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

All 17,250,000 Class A ordinary shares are classified as temporary equity (“Class A ordinary shares subject to possible redemption”) in accordance with ASC 480-10-S99-3A. Redemption is considered probable given the governing documents’ mandatory redemption provisions upon expiration of the Combination Period. The Company accretes the carrying value of Class A ordinary shares to their redemption value at each reporting date, with accretion charged first to additional paid-in capital until exhausted, and the remainder charged to accumulated deficit.

The following table summarizes the accretion of Class A ordinary shares to redemption value for the period from April 29, 2025 (inception) to December 31, 2025:

Class A Ordinary Shares Subject to Possible Redemption	Amount
Gross proceeds from IPO	$172,500,000
Less: Initial fair value of Public Warrants	(1,771,434)
Less: Initial fair value of Public Rights	(8,242,050)
Class A ordinary shares — initial carrying value	$162,486,516
Plus: Accretion to redemption value — Step 1	10,013,484
Class A ordinary shares at redemption value ($10.00 per share)	$172,500,000
Plus: Trust dividends earned — Step 2	903,838
Class A ordinary shares subject to possible redemption at December 31, 2025	$173,403,838

Total accretion for the period:
Step 1 — APIC exhausted	$8,714,448
Step 1 — remainder to accumulated deficit	1,299,036
Step 2 — trust dividends to accumulated deficit	903,838
Step 3 — deferred underwriting fee payable	300,000
Total accretion	$11,217,322

Accretion Step 1 of $10,013,484 was charged first to additional paid-in capital ($8,714,448) until exhausted, with the remaining $1,299,036 charged to accumulated deficit. Accretion Step 2 of $903,838 (trust dividends earned) was charged entirely to accumulated deficit. Accretion Step 3 of $300,000 represents the recognition of the deferred underwriting fee payable upon IPO closing (Dr. Class A accretion / Cr. Deferred underwriting fee payable), charged entirely to accumulated deficit.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Deferred Underwriting Fee

The Company is obligated to pay Polaris Advisory Partners a deferred underwriting commission of $300,000, which will become payable from the Trust Account solely upon the completion of a Business Combination. The deferred underwriting commission is recorded as a liability on the Company’s balance sheet. If the Company does not complete a Business Combination within the Combination Period and liquidates, the deferred underwriting commission will be forfeited and Polaris Advisory Partners will not receive any portion of the deferred fee.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Units, and any shares that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a Registration and Shareholder Rights Agreement dated November 7, 2025, requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration and Shareholder Rights Agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an upfront underwriting commission of 1.0% of the gross IPO proceeds ($1,725,000) and will be entitled to a deferred underwriting commission of $300,000 upon completion of a Business Combination. The deferred underwriting commission will be paid from the Trust Account upon completion of a Business Combination; if there is no Business Combination, the deferred commission is forfeited.

NOTE 9 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value. No preference shares were issued or outstanding as of December 31, 2025.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares, $0.0001 par value. As of December 31, 2025, there were 806,250 Class A ordinary shares issued and outstanding, excluding the 17,250,000 Class A ordinary shares subject to possible redemption classified as temporary equity. The 806,250 Class A shares represent representative shares issued to the underwriters upon IPO closing (431,250 shares), shares issued to the Sponsor as part of the Private Placement Units (175,000 shares), and shares issued to Polaris Advisory Partners as part of the Private Placement Units (200,000 shares).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, $0.0001 par value. As of December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding. These “Founder Shares” were issued to the Sponsor on April 29, 2025 for aggregate consideration of $25,000. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to adjustments so that the Sponsor and its permitted transferees will own, in the aggregate, 20% of the total number of issued and outstanding ordinary shares following the IPO (excluding Private Placement Units and any shares issuable pursuant to the conversion of the rights).

NOTE 10 — NET INCOME PER ORDINARY SHARE — TWO-CLASS METHOD

The Company complies with the accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating net income per ordinary share, as both Class A and Class B ordinary shares participate equally in dividends and other distributions. The accretion of Class A ordinary shares to redemption value is excluded from earnings per share as it is a direct equity transaction.

The following table reflects the calculation of basic and diluted net income per ordinary share for the period from April 29, 2025 (inception) to December 31, 2025:

Allocation of net income — Class A ordinary shares: $512,155; Class B ordinary shares: $617,599; Total: $1,129,754.

Weighted-average shares outstanding, basic and diluted — Class A ordinary shares: 3,576,220 (17,250,000 shares outstanding for 51 days of the 246-day period); Class B ordinary shares: 4,312,500.

Basic and diluted net income per ordinary share — Class A ordinary shares: $0.14; Class B ordinary shares: $0.14.

The Company had no dilutive securities outstanding during the period. Accordingly, diluted net income per share equals basic net income per share for both classes of ordinary shares.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued and has not identified any events requiring disclosure or adjustment, except as noted below.

The Company continues its search for a suitable Business Combination target. As of the date these financial statements were available to be issued, the Company has not identified or entered into any definitive agreement with a Business Combination target. The initial Combination Period expires November 10, 2026, automatically extending to February 10, 2027 upon execution of a Business Combination agreement.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1. See the Index to Financial Statements on the following page. No supplementary financial data is required for a smaller reporting company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness

Management identified a material weakness in internal control over financial reporting in connection with the accounting for complex financial instruments — specifically, the initial classification and valuation of warrant liabilities and the valuation of Public Rights.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are an emerging growth company, as defined in the JOBS Act, and as such we are exempt from the attestation requirement.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described above.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K, during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our current directors and executive officers:

Name	Age	Position
Prashant Patel	51	Chairman and Chief Executive Officer
Eric Sherb	38	Chief Financial Officer and Director
Michael L. Peterson	63	Independent Director
Donald G. Fell	79	Independent Director
Avinash Wadhwani	57	Independent Director
Mayur Doshi	63	Independent Director

Biographical Information

Prashant Patel — Chairman and Chief Executive Officer

Prashant Patel (age 51) has served as our Chairman and Chief Executive Officer since our inception in April 2025. Mr. Patel served as a director and president of TRxADE Health, Inc. (NASDAQ: MEDS) from 2014 to June 2024, and as a director and president of Scienture Holdings Inc. (NASDAQ: SCNX) from June 2023 to May 2025. He also served as a director and president of Wellgistics Health, Inc. (f/k/a Danam Health Inc. (NASDAQ: WGRX)) from January 2024 to August 2025. Mr. Patel has been a board advisor to several special purpose acquisition companies, including Powerup Acquisitions Corp. (NASDAQ: PWUP) from August 2023 until its initial business combination into Aspire Biopharma Holdings Inc. (NASDAQ: ASBP) in February 2025, and Aesther Healthcare Acquisitions Corp. (NASDAQ: AEHA) from June 2021 until its initial business combination into Ocean Biomedical Inc. (OTC: OCEA) in February 2023. Mr. Patel is a registered pharmacist and seasoned entrepreneur with experience across the pharmaceutical, biotech and healthcare industries. He founded and operated Tampa Bay Pharmacy and Apaa LLC, community pharmacies, between 2008 and 2014, and Pharmaceutical Returns of America LLC, a Florida-based pharmaceutical reverse distributor, between 2006 and 2010. After graduating with a BPharm from the University of Nottingham, UK, Mr. Patel completed an MSc in Transport, Trade & Finance from Cass Business School, City University, UK.

Eric Sherb — Chief Financial Officer and Director

Eric Sherb (age 38) has served as our Chief Financial Officer and a director since our inception in April 2025. Mr. Sherb is a CPA with 16 years of experience in accounting advisory, auditing and mergers and acquisitions. He currently serves as Chief Financial Officer of SMC Entertainment Inc. (OTC: SMCE) since January 2025, Scienture Holdings, Inc. (NASDAQ: SCNX) since March 2025, and Fatpipe Inc. (NASDAQ: FATN) since April 2025. Since October 2018, Mr. Sherb has been the founder and owner of EMS Consulting Services, LLC, providing accounting advisory and CFO services including audit and IPO readiness, SEC financial reporting and compliance. Prior to founding EMS Consulting Services, LLC, Mr. Sherb served as Senior Manager at CFGI (March 2015 to October 2018), Audit Manager at RBSM LLP (January 2013 to January 2015), and began his career at PricewaterhouseCoopers in New York City across hedge funds, manufacturing and healthcare industries (July 2008 to January 2013). Mr. Sherb is also the managing member of Crown Acquisition Sponsor LLC. He has extensive experience in SEC financial reporting and governance, including IPOs, direct listings, SPAC and de-SPAC transactions.

Independent Directors

Michael L. Peterson — Independent Director

Michael L. Peterson (age 63) serves as a director, chairman of our compensation committee, and member of our audit committee. Since January 2021, Mr. Peterson has served as a director of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson commenced serving as President, Chief Executive Officer and as a director of Lafayette Energy Corp. in April 2022. Mr. Peterson has served as a director of Kernel Group Holdings, Inc. (NASDAQ: KRNL) since December 2022, Oceantech Acquisitions I Corp. (NASDAQ: OTAC) since March 2023, and Integrated Wellness Acquisition Corp (OTC: WELNF) since February 2024. Mr. Peterson served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc. (OTC: OCEA)) from June 2021 until the completion of its initial business combination in February 2023, and as a director of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc. (NASDAQ: TVGN)) from June 2023 until the completion of its initial business combination in February 2024. Mr. Peterson also serves as a director of Wellgistics Health, Inc. since January 2024. He previously served as CEO of PEDEVCO Corp. (NYSE American: PED) from May 2016 to May 2018. Mr. Peterson received his MBA from the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald G. Fell — Independent Director

Donald G. Fell (age 79) serves as a director, chairman of our audit committee, and member of our compensation committee. Mr. Fell has served as a director of TRxADE Health, Inc. (n/k/a Scienture Holdings, Inc. (NASDAQ: SCNX)) since January 2014, as a director of Kernel Group Holdings, Inc. (NASDAQ: KRNL) since December 2022, Oceantech Acquisitions I Corp. (NASDAQ: OTAC) since March 2023, and Integrated Wellness Acquisition Corp (OTC: WELNF) since February 2024. Mr. Fell served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc. (OTC: OCEA)) from June 2021 until the completion of its initial business combination in February 2023, and as a director of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc. (NASDAQ: TVGN)) from June 2023 until the completion of its initial business combination in February 2024. He is presently Professor and Institute Director for the Foundation for Teaching Economics (Davis, CA) and adjunct professor of economics for the University of Colorado, Colorado Springs. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University.

Avinash Wadhwani — Independent Director

Avinash Wadhwani (age 57) serves as a director. He is currently Executive Vice President and Strategic Advisor of TransForm Solution Inc. since May 2023. From May 2020 to April 2023, Mr. Wadhwani co-founded a SaaS-based blockchain startup. From April 2009 to April 2020, Mr. Wadhwani held positions at Cognizant Technology Solutions, ending his tenure as Assoc. Director, Capital Markets & Investment Banking. He previously served on the board of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc. (NASDAQ: TVGN)). Mr. Wadhwani earned a degree in Computer Science and a Masters in Marketing from the University of Mumbai, and holds an MBA (Executive) from Columbia Business School.

Mayur Doshi — Independent Director

Mayur Doshi (age 63) serves as a director and member of our compensation committee and audit committee. Mr. Doshi is a distinguished entrepreneur with over 25 years of experience in the pharmaceutical industry. He has served as President of Allied Pharma since 2015, and as President and CEO of AlfaGene Bioscience, Inc. since 2015. Mr. Doshi has served as a director of Scienture Holdings Inc. (NASDAQ: SCNX) since May 2024 and is a director of Saptalis Pharmaceuticals. He served on the board of Powerup Acquisitions Corp. (NASDAQ: PWUP) from August 2023 until its business combination into Aspire BioPharma Inc. (NASDAQ: ASBP) in February 2025. Mr. Doshi received a Master’s in Chemical Engineering from Manhattan College.

Corporate Governance

Board Composition

Our Board of Directors currently consists of six members, including two executive directors (Mr. Patel and Mr. Sherb) and four independent directors (Mr. Peterson, Mr. Fell, Mr. Wadhwani, and Mr. Doshi). A majority of our Board consists of independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2).

Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each committee consists entirely of independent directors. The Audit Committee is responsible for overseeing our accounting and financial reporting, selecting and retaining our independent auditor, and reviewing related party transactions.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and all persons performing similar functions. We will disclose any waivers of, or amendments to, the code of ethics on our website at www.crownreserveacq.com.

Director Independence

We have determined that four of our directors are independent within the meaning of Nasdaq Listing Rule 5605(a)(2). In making this determination, we considered all relevant facts and circumstances, including each director’s business relationships with us and our affiliates.

Number and Terms of Office of Officers and Directors

We currently have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year, and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Avinash Wadhwani and Mayur Doshi, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Michael L. Peterson, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Donald G. Fell, Prashant Patel and Eric Sherb, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq rules, our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Michael L. Peterson, Donald G. Fell, and Mayur Doshi serve as members of our audit committee, with Michael L. Peterson serving as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Michael L. Peterson, Donald G. Fell, and Mayur Doshi meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Michael L. Peterson qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting and related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including: the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors; pre-approving all audit and permitted non-audit services; reviewing and discussing with the independent auditors all relationships in order to evaluate their continued independence; obtaining and reviewing a report, at least annually, from the independent auditors describing their internal quality-control procedures; reviewing and approving related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K prior to entering into such transactions; and reviewing with management, the independent auditors, and our legal advisors any legal, regulatory or compliance matters.

Compensation Committee

We established a compensation committee of the board of directors. Michael L. Peterson, Donald G. Fell, and Mayur Doshi serve as members of our compensation committee, with Donald G. Fell serving as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each member of our compensation committee meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including: reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation; reviewing and approving on an annual basis the compensation of all of our other officers; reviewing on an annual basis our executive compensation policies and plans; implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements; and reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors. Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to or for any services they render in order to complete the consummation of a Business Combination.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We adopted a code of ethics and business conduct applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement. You may review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present Business Combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our initial Business Combination.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following potential conflicts of interest:

Members of our management team, through their ownership of Founder Shares and Private Placement Units, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination, as the Founder Shares will be worthless if we do not complete a Business Combination.

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our initial shareholders have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Units and any public shares held by them in connection with the consummation of our initial Business Combination. If we do not complete our initial Business Combination within the Combination Period, the funds held in the Trust Account will be used to fund the redemption of only our public shares, and the private units and underlying securities will not be redeemed.

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

In general, officers and directors of a corporation incorporated under the laws of Cayman Islands are required to present business opportunities to a corporation if: the corporation could financially undertake the opportunity; the opportunity is within the corporation’s line of business; and it would not be fair to our company and its shareholders for the opportunity not to be brought to the attention of the corporation.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from April 29, 2025 (inception) through December 31, 2025, there were no delinquent filers.

Clawback Policy

Our board of directors has adopted a clawback policy permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers and such other senior executives who may from time to time be deemed subject to the policy by the board. The amount to be recovered will be the excess of the incentive compensation paid based on erroneous data over the incentive compensation that would have been paid based on restated results, as determined by the board. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

Insider Trading Policy

On November 7, 2025, our board of directors adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The Insider Trading Policy prohibits our directors, officers, and other designated employees from trading in our securities while in possession of material non-public information, from trading during certain blackout periods, and from engaging in certain other types of transactions involving our securities, including short sales, hedging transactions, and pledging. The policy also covers potential third-party violations and includes pre-clearance requirements for all covered persons.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which has been filed as an exhibit to this Annual Report.

Anti-Hedging Policy

Our Insider Trading Policy prohibits our employees, officers, and directors from engaging in any transaction intended to hedge or offset any decrease in the market value of our equity securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds. Such prohibited hedging transactions would allow the holder to continue to own the covered securities but without the full risks and rewards of ownership. When that occurs, the officer, director, or employee may no longer have the same objectives as our other shareholders.

Special Advisors

We may engage special advisors from time to time to assist us in sourcing, negotiating, and consummating a potential Business Combination and to provide business insights when we assess potential Business Combination targets. Any such special advisors will not serve on the board of directors or any committee thereof, nor will they have any voting or decision-making capacity on our behalf. They will not be required to devote any specific amount of time to our efforts. Currently, we have not entered into any written advisory agreements with any special advisors.

In the future, we may enter into written advisory arrangements with individuals having relevant industry expertise or relationships. To the extent that any of such advisors become aware of a Business Combination opportunity suitable for a company for which they have fiduciary or contractual obligations, they will not be under any obligation to introduce such opportunity to us before any other prospective acquiror unless otherwise obligated by a specific advisory agreement.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Additionally, no compensation was awarded to, earned by, or paid to our executive officers or directors. Other than as described elsewhere in this Annual Report, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination.

Commencing on the date of the IPO, we have paid $10,000 per month to the Sponsor for general and administrative services, including office space, secretarial and administrative support, pursuant to the Administrative Services Agreement. This agreement will terminate upon the earlier of the consummation of a Business Combination or our liquidation. For the period from April 29, 2025 (inception) through December 31, 2025, we incurred $16,667 under this arrangement.

In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

No equity compensation has been granted. We do not have employment agreements with any of our officers. No pension, retirement, profit sharing, deferred compensation, or insurance plan or arrangement has been established for our officers and directors.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management.

There is no compensation committee report required to be made to shareholders as our executive officers have not received any cash compensation.

Following a Business Combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Director Compensation

We have not paid and do not intend to pay any cash or equity compensation to any of our directors prior to the consummation of our initial Business Combination. Our independent directors have each agreed to serve without cash compensation and have not received, and do not expect to receive, any equity-based compensation for their service on our board prior to the Business Combination. After the completion of our initial Business Combination, we expect to enter into compensation arrangements with our directors that are consistent with the terms and practices of comparable public companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our ordinary shares as of March 7, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all executive officers and directors as a group.

Name and Address of Beneficial Owner	Class A Ordinary Shares Beneficially Owned	Class B Ordinary Shares Beneficially Owned	% Class A	% Total
Crown Acquisition Sponsor LLC(1) c/o Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman KY1-1111, Cayman Islands	—	4,312,500	—	51.9%
Prashant Patel(2) c/o Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman KY1-1111, Cayman Islands	—	—	—	—
Eric Sherb(1)(2) c/o Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman KY1-1111, Cayman Islands	—	—	—	—
Michael L. Peterson	—	—	—	—
Donald G. Fell	—	—	—	—
Avinash Wadhwani	—	—	—	—
Mayur Doshi	—	—	—	—
All directors and officers as a group (6 persons)	—	4,312,500	—	51.9%

(1)	Crown Acquisition Sponsor LLC is the Sponsor. Eric Sherb is the managing member of Crown Acquisition Sponsor LLC and has voting and investment control over the securities held by the Sponsor.

Polaris Advisory Partners purchased 200,000 Private Placement Units at $8.00 per unit simultaneously with the closing of our IPO. The Private Placement Units consist of Class A ordinary shares, warrants, and rights. Polaris Advisory Partners is deemed to beneficially own the 200,000 Class A ordinary shares underlying its Private Placement Units. The address of Polaris Advisory Partners is c/o Kingswood Capital Partners, 150 East 58th Street, New York, NY 10155.

As of the date of this Annual Report, we are not aware of any person or entity (other than the Sponsor, with respect to the Class B ordinary shares) who beneficially owns 5% or more of our outstanding ordinary shares. However, following the IPO, institutional and other investors may have accumulated positions in our Class A ordinary shares. Any such holders who beneficially own 5% or more of our outstanding ordinary shares would be required to file a Schedule 13D or 13G with the SEC disclosing such ownership within the applicable time period.

(2)	The percentages shown are as of March 7, 2026. Beneficial ownership excludes shares subject to issuance upon exercise of warrants, conversion of rights, or conversion of Founder Shares.

Equity Compensation Plan Information

We do not have any equity compensation plans in place. We do not have any options, warrants or other convertible securities outstanding that were issued pursuant to equity compensation plans approved or not approved by our shareholders, other than the warrants and rights issued as part of our IPO and Private Placement Units, which are described elsewhere in this Annual Report.

Changes in Control

We are not aware of any arrangements that may result in a change in control of our company.

Promoters and Certain Control Persons

The following footnotes apply to the beneficial ownership table above:

(1)	Unless otherwise noted, the business address of each beneficial owner is c/o Crown Reserve Acquisition Corp. I, c/o Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman KY1-1111, Cayman Islands.

(2)	Crown Acquisition Sponsor LLC is the record holder of the Class B ordinary shares reported herein. Eric Sherb, as the managing member of the Sponsor, may be deemed to have beneficial ownership of the Class B ordinary shares held directly by the Sponsor. Mr. Sherb disclaims any beneficial ownership of any ordinary shares held by the Sponsor except to the extent of his pecuniary interest therein.

(3)	The Class B ordinary shares reported herein consist solely of the 4,312,500 Class B ordinary shares (Founder Shares) purchased by the Sponsor for $25,000 on April 29, 2025. Upon consummation of our initial Business Combination, the Founder Shares will automatically convert into Class A ordinary shares on a one-for-one basis, subject to adjustment as described in our amended and restated memorandum and articles of association. The Founder Shares are subject to forfeiture restrictions and transfer restrictions as described herein.

(4)	The Class A ordinary shares reported for Polaris Advisory Partners consist of the 200,000 Private Placement Units purchased simultaneously with the IPO closing at $8.00 per unit, plus the 431,250 representative shares issued to the underwriter. The Private Placement Units are subject to transfer restrictions as described in the Private Placement Unit Purchase Agreement.

Our Sponsor and its controlling individuals, Prashant Patel and Eric Sherb, are deemed to be our “promoters” as such term is defined under the federal securities laws. Our Sponsor purchased 4,312,500 Class B ordinary shares for aggregate consideration of $25,000, or approximately $0.006 per share. For additional information regarding our promoters and their control of our company, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

Changes in Control. We are not aware of any arrangements that may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On April 29, 2025, our Sponsor purchased 4,312,500 Class B ordinary shares for aggregate consideration of $25,000, or approximately $0.006 per share. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of our initial Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated memorandum and articles of association. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding ordinary shares (excluding the representative shares and the shares underlying the Private Placement Units) upon completion of the IPO. Up to 562,500 Founder Shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. As the over-allotment option was exercised in full on the IPO date, no Founder Shares were forfeited.

The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the IPO, except that the Founder Shares are Class B ordinary shares which automatically convert into Class A ordinary shares at the time of our initial Business Combination and are subject to certain transfer restrictions.

Private Placement Units

Simultaneously with the closing of the IPO, our Sponsor purchased 175,000 Private Placement Units and Polaris Advisory Partners (“Polaris”), a division of Kingswood Capital Partners and the representative of the underwriters, purchased 200,000 Private Placement Units at $8.00 per unit ($3,000,000 in the aggregate). The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Warrants will be non-redeemable and may be exercised on a cashless basis so long as they are held by the Sponsor or Polaris or their permitted transferees, and the Private Placement Rights will convert into Class A ordinary shares upon a Business Combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Administrative Services Agreement

Commencing on November 10, 2025 (the IPO date), we entered into an agreement with the Sponsor to pay $10,000 per month for general and administrative services, including office space, secretarial and administrative support. This agreement will terminate upon the earlier of the consummation of a Business Combination or our liquidation. For the period from April 29, 2025 (inception) through December 31, 2025, we incurred $16,667 under this arrangement.

Sponsor Funding of Operations

The Sponsor has funded the Company’s formation and operating costs. As of December 31, 2025, the Company owed the Sponsor $448,082 representing funded formation and operating costs. These amounts are subject to reimbursement by the Company to the Sponsor upon the Company’s receipt of sufficient funds outside the Trust Account.

Deferred Underwriting Fee

Polaris Advisory Partners, the representative of the underwriters in our IPO, is entitled to receive a deferred underwriting commission of $300,000 payable from the Trust Account upon the completion of a Business Combination. If no Business Combination is completed within the Combination Period, the deferred underwriting commission will be forfeited.

Representative Shares

We issued 431,250 Class A ordinary shares to Polaris as representative shares in connection with the IPO. These representative shares are identical to the Class A ordinary shares included in the Units.

Registration Rights

The holders of the Founder Shares, Private Placement Units and representative shares are entitled to registration rights pursuant to a Registration Rights Agreement entered into at the time of the IPO. The holders of the majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Units or ordinary shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

We have not adopted a formal policy for the review, approval or ratification of related party transactions. Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA, or another independent firm that commonly renders valuation opinions, that our initial Business Combination is fair to our company from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our IPO. Our board of directors has determined that Michael L. Peterson, Donald G. Fell, Avinash Wadhwani, and Mayur Doshi are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. A majority of our Board of Directors consists of independent directors. Our independent directors serve on each of our standing Board committees. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $5,000,000 of such loans may be convertible into Private Placement Units at a price of $8.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement. Up to $5,000,000 of such loans may be convertible into Private Placement Units at a price of $8.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units sold in the private placement. Except as set forth above, the terms of such loans have not been determined and no written agreements exist with respect to such loans.

●	Payment to the Sponsor of $10,000 per month for general and administrative services pursuant to the Administrative Services Agreement, commencing on the date of the IPO (November 10, 2025) and continuing until the earlier of the consummation of a Business Combination or our liquidation. For the period from April 29, 2025 (inception) through December 31, 2025, we incurred $16,667 under this arrangement, which is included in accounts payable and accrued expenses on the balance sheet as of December 31, 2025.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the general meeting held to consider an initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Payments to Related Parties

The following payments will be made to our initial shareholders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial Business Combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination.

●	Repayment of non-interest-bearing loans which may be made by our initial shareholders, officers, directors or their affiliates to finance transaction or other costs in connection with an intended initial Business Combination. Up to $5,000,000 of such loans may be convertible into units at a price of $8.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units sold in the private placement.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Michael L. Peterson, Donald G. Fell, Avinash Wadhwani, and Mayur Doshi are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

As permitted by Nasdaq, we intend to phase in compliance with the Nasdaq director independence requirements within the schedule outlined in the Nasdaq rules, which require that a majority of the members of our board of directors be independent within one year of listing. The Nasdaq rules also require at least one member of each board committee to be independent at the time of listing, a majority of board committee members to be independent within 90 days of listing, and all board committee members to be independent within one year of listing.

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. However, our audit committee charter requires the audit committee to review and approve all related party transactions prior to us entering into such transactions. Our audit committee reviews these transactions in accordance with Item 404 of Regulation S-K and determines whether they are on terms no less favorable to us than terms we could obtain from unaffiliated third parties. In addition, any related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K will be so disclosed in our SEC filings.

We have also agreed not to consummate any initial Business Combination with an entity affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to our company from a financial point of view, unless such transactions are otherwise exempt from the related party transaction approval requirements described herein. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our initial shareholders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination.

Item 14. Principal Accountant Fees and Services

The following table sets forth information regarding fees billed by RBSM LLP, our independent registered public accounting firm, for services rendered during the period from April 29, 2025 (inception) to December 31, 2025:

Fee Category	Amount
Audit Fees (annual audit, quarterly reviews, consent)	$75,000
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Total	$75,000

“Audit Fees” consist of fees for the annual audit of our financial statements, review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided in connection with statutory and regulatory filings or engagements for those periods, and consents.

“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the period presented, no audit-related fees were incurred.

“Tax Fees” consist of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. During the period presented, no tax fees were incurred.

“All Other Fees” consist of fees for any services not included in the first three categories. During the period presented, no other fees were incurred.

Pre-Approval Policy

Our audit committee has established a pre-approval policy pursuant to which all audit and non-audit services to be performed by our independent auditor must be approved in advance by the audit committee. The audit committee considered whether the provision of non-audit services is compatible with maintaining the independence of RBSM LLP. All services provided by RBSM LLP during the period were pre-approved by the audit committee.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. These services include those for the audit of our financial statements included in this Annual Report.

Tax fees consist of fees for professional services rendered for tax compliance, tax advice, and tax planning. RBSM LLP did not render any tax services to us for the fiscal year ended December 31, 2025.

All other fees consist of fees for other permissible work performed that do not meet the above categories. RBSM LLP did not render any other services to us for the fiscal year ended December 31, 2025.

Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, RBSM LLP. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The audit committee has delegated to the chairman of the audit committee the authority to pre-approve services in between meetings of the audit committee, and any such approval must be reported to the full audit committee at its next scheduled meeting. All of the services described above for the fiscal year ended December 31, 2025 were pre-approved by our audit committee. The audit committee has considered the role of RBSM LLP in providing audit and non-audit services to us and has concluded that the provision of such services is compatible with the maintenance of RBSM LLP’s independence in the conduct of its auditing functions.

Part iv

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in this Annual Report on Form 10-K beginning on page F-1:

●	Report of Independent Registered Public Accounting Firm	F-2
●	Balance Sheet as of December 31, 2025	F-3
●	Statement of Operations for the Period from April 29, 2025 (Inception) to December 31, 2025	F-4
●	Statement of Changes in Shareholders’ Deficit for the Period from April 29, 2025 (Inception) to December 31, 2025	F-5
●	Statement of Cash Flows for the Period from April 29, 2025 (Inception) to December 31, 2025	F-6
●	Notes to Financial Statements	F-7

Financial Statement Schedules

All financial statement schedules are omitted because the required information is either not applicable, not present in amounts sufficient to require submission, or the required information is included in the financial statements or notes thereto.

Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-287674))
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-287674))
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-287674))
4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-287674))
4.5	Warrant Agreement, dated November 5, 2025, between the Registrant and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025)
4.6	Rights Agreement, dated November 5, 2025, between the Registrant and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
4.7	Description of Securities of the Registrant.
10.1	Securities Subscription Agreement between the Registrant and Crown Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-287674)).
10.2	Underwriting Agreement, dated November 5, 2025, between the Company and Polaris Advisory Partners, a division of Kingswood Capital Partners (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.3	Investment Management Trust Agreement, dated November 5, 2025, between the Company and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.4	Private Placement Unit Purchase Agreement, dated November 5, 2025, between the Company and Crown Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.5	Registration Rights Agreement, dated November 5, 2025, among the Company, the Sponsor and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.6	Administrative Services Agreement, dated November 10, 2025 (IPO closing date), between the Company and Crown Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.7	Letter Agreement, dated November 5, 2025, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.8	Indemnity Agreement, dated November 5, 2025, by and between the Company and its officers and directors. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-287674)).
19.1*	Insider Trading Policy
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	To be filed by amendment.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN RESERVE ACQUISITION CORP. I

Date: March 27, 2026

By:	/s/ Prashant Patel
Name:	Prashant Patel
Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2026

By:	/s/ Eric Sherb
Name:	Eric Sherb
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Prashant Patel	Chairman and Chief Executive Officer	March 27, 2026
(Principal Executive Officer)

/s/ Eric Sherb	Chief Financial Officer and Director	March 27, 2026
(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael L. Peterson	Director	March 27, 2026

/s/ Donald G. Fell	Director	March 27, 2026

/s/ Avinash Wadhwani	Director	March 27, 2026

/s/ Mayur Doshi	Director	March 27, 2026