Form 10-Q
period 2026-03-31
Crown Reserve Acquisition Corp. I
filed 2026-05-15
CIK 2070887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, one-half of one redeemable warrant, and one right	CRACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CRAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	CRACW	The Nasdaq Stock Market LLC
Rights, each right entitles the holder to receive 0.20 of one Class A ordinary share upon consummation of a Business Combination	CRACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 18,056,250 Class A ordinary shares, par value $0.0001 per share (consisting of 17,250,000 shares subject to possible redemption and 806,250 shares not subject to redemption), and 4,312,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CROWN RESERVE ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Due from related party	$210,670	$448,082
Prepaid expenses	62,900	-
Total current assets	273,570	448,082
Cash and marketable securities held in Trust Account	174,928,579	173,403,838
Total assets	$175,202,149	$173,851,920

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$110,992	$101,667
Warrant liability	3,023,463	1,419,066
Deferred underwriting fee payable	300,000	300,000
Total liabilities	3,434,455	1,820,733

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.00 per share	174,928,579	173,403,838

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 806,250 issued and outstanding (excluding 17,250,000 subject to possible redemption) as of both March 31, 2026 and December 31, 2025	81	81
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	431	431
Accumulated deficit	(3,161,397)	(1,373,163)
Total shareholders’ deficit	(3,160,885)	(1,372,651)
Total liabilities and shareholders’ deficit	$175,202,149	$173,851,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended
March 31,
2026
General and administrative costs	$68,837
Professional fees	115,000
Loss from operations	(183,837)

Other income:
Change in fair value of warrant liability	(1,604,397)
Dividends earned on marketable securities held in Trust Account	1,524,741
Total other income	(79,656)

Net loss	$(263,493)

Allocation of net loss:
Class A ordinary shares	$(210,794)
Class B ordinary shares	$(52,699)

Weighted-average shares outstanding — basic and diluted:
Class A ordinary shares	17,250,000
Class B ordinary shares	4,312,500

Net loss per ordinary share — basic and diluted:
Class A ordinary shares	$(0.01)
Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Preferred Shares		Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balances at December 31, 2025	-	$-	806,250	$81	4,312,500	$431	$(1,373,163)	$(1,372,651)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	-	(1,524,741)	(1,524,741)
Net loss	-	-	-	-	-	-	(263,493)	(263,493)
Balances at March 31, 2026	-	-	806,250	$81	4,312,500	$431	$(3,161,397)	$(3,160,885)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended
March 31,
2026
Cash flows from operating activities:
Net loss	$(263,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,604,397
Dividends earned on marketable securities held in Trust Account	(1,524,741)
Changes in operating assets and liabilities:
Prepaid expenses	(62,900)
Accounts payable and accrued expenses	9,325
Net cash used in operating activities	(237,412)

Cash flows from financing activities:
Advances from related party, net	237,412
Net cash provided by financing activities	237,412

Net change in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

Supplemental disclosure of non-cash financing and investing activities:
Accretion of Class A ordinary shares to redemption value	$1,524,741
Dividends earned on Trust reinvested in Trust Account	$1,524,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

All activity for the period from April 29, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (the “IPO”), and identifying a target company for the Business Combination, including the entry into the Business Combination Agreement described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends earned on marketable securities held in the Trust Account (as defined below).

The Company’s sponsor is Crown Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on September 26, 2025. On November 10, 2025, the Company consummated its IPO of 17,250,000 units (the “Units”), including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the full exercise of the over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000. Each Unit consisted of one Class A ordinary share, one-half of one redeemable warrant, and one right (a “Public Right”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination.

Simultaneously with the closing of the IPO, the Company consummated the private sale of an aggregate of 375,000 private placement units (the “Private Placement Units”), of which 175,000 were purchased by the Sponsor and 200,000 were purchased by Polaris Advisory Partners (“Polaris”), each at a price of $8.00 per Private Placement Unit, generating total proceeds of $3,000,000.

Following the closing of the IPO, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States, maintained by Equiniti Trust Company, LLC as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. As of March 31, 2026, the Trust Account held $174,928,579, including $2,428,579 of dividends earned since the IPO closing date (of which $1,524,741 was earned during the three months ended March 31, 2026).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination.

Business Combination Agreement

On March 30, 2026, the Company, CRAC Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Merger Sub”), and Carvix, Inc., a Delaware corporation (“Carvix”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Subject to the terms and conditions of the Business Combination Agreement, (i) the Company will effect a domestication to Delaware (the “Domestication”), (ii) immediately thereafter, Merger Sub will merge with and into Carvix (the “Merger”), with Carvix surviving as a wholly owned subsidiary of the Company (as domesticated), and (iii) the parties intend that the Domestication qualify as a “reorganization” within the meaning of Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended (the “Code”), and that the Merger qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

At the effective time of the Merger (the “Effective Time”), each share of Carvix common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares and treasury shares) will be cancelled and converted into the right to receive (a) at the Effective Time, an aggregate of 50,000,001 shares of the Company’s common stock, allocated among Carvix stockholders as set forth in the Company Allocation Schedule, and (b) the contingent right to receive earnout consideration in the form of up to 50,000,100 shares of the Company’s common stock during a four-year earnout period covering fiscal years beginning January 1, 2027, split equally between (i) an EBITDA component with annual targets of $10.38 million, $14.95 million, $21.84 million and $21.84 million, respectively, and (ii) a revenue component with annual targets of $276.8 million, $351.71 million, $436.88 million and $436.88 million, respectively. In addition, the Sponsor may earn up to 1,000,000 shares of the Company’s common stock per year in Payment Year 1 to 3 (up to 3,000,000 “Sponsor Earnout Shares” in the aggregate) upon achievement of corresponding annual milestones.

Each Company founder share will convert on a one-for-one basis into Company common stock in connection with the Domestication and Closing. Pursuant to a SPAC Founders Stock Letter executed concurrently with the Business Combination Agreement, the Sponsor irrevocably waived any anti-dilution or conversion ratio adjustment rights that would otherwise be triggered by the private placements, the Merger or other transactions contemplated by the Business Combination Agreement.

The post-closing board of directors will consist of five members: four nominated by Carvix (including one independent director approved by the Sponsor) and one nominated by the Sponsor (who will be an independent director approved by Carvix). Carvix’s existing management team will continue to lead the combined company following the Closing.

Consummation of the transactions is subject to customary conditions, including, among others, (i) the requisite approval by the Company’s stockholders of the proposals described in the Business Combination Agreement, (ii) delivery of the Carvix stockholder written consent sufficient to constitute the requisite Carvix stockholder approval, (iii) the Domestication, (iv) the U.S. Securities and Exchange Commission (the “SEC”) declaring effective the Registration Statement on Form S-4 to be filed by the Company, (v) approval for listing on Nasdaq of the shares of the Company’s common stock to be issued in the transactions (including the earnout shares), (vi) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, if required, (vii) satisfaction of the Company’s net tangible asset or “penny stock” condition, and (viii) the Company’s having at the Closing at least the “Minimum Cash Amount,” after giving effect to redemptions, payment of transaction expenses and repayment of indebtedness.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Effective Time, including by either the Company or Carvix if the Effective Time has not occurred on or prior to September 30, 2026 (the “Outside Date”), unless the breach of the terminating party was the principal cause of the failure of the Closing to occur by such date.

Concurrently with the execution of the Business Combination Agreement, the Sponsor and Carvix entered into a SPAC Founders Stock Letter, and the Company, Carvix and certain key Carvix stockholders entered into a Stockholder Support Agreement. At the Closing, the Company (as domesticated), the Sponsor, Carvix founders and certain other holders will enter into an Investor Rights Agreement covering governance matters (including initial board composition) and registration rights.

The foregoing description of the Business Combination Agreement and the related agreements does not purport to be complete and is qualified in its entirety by reference to the full text thereof, copies of which were filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026. The Business Combination had not closed as of March 31, 2026, and accordingly, no Carvix assets, liabilities, results of operations, merger consideration, or earnout shares are reflected in the unaudited condensed financial statements.

Going Concern

As of March 31, 2026, the Company held no cash and had a working capital deficit funded entirely by the Sponsor and is dependent on Sponsor funding and/or additional financing to fund operations and transaction costs. The Company has until November 10, 2026 (automatically extended to February 10, 2027 upon the execution of the Business Combination Agreement on March 30, 2026) to consummate a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will cease all operations except for winding up and will redeem 100% of the outstanding Class A ordinary shares. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, management has determined that the mandatory liquidation, should a Business Combination not occur, and the potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay such Working Capital Loans, but no proceeds held in the Trust Account would be used to repay such Working Capital Loans. Up to $5,000,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $8.00 per unit, at the option of the lender. As of March 31, 2026, there were no amounts outstanding under any Working Capital Loans.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from April 29, 2025 (inception) through December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents held outside the Trust Account as of March 31, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. During the three months ended March 31, 2026, all funding for the Company’s operations was provided by the Sponsor through the Sponsor’s account on the Company’s behalf, which at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. As of March 31, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds invested primarily in U.S. government securities with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and are classified as Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of March 31, 2026 and December 31, 2025, the Trust Account held $174,928,579 and $173,403,838, respectively. Through March 31, 2026, the Company has not withdrawn any interest income from the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the warrant liability, which is measured at fair value on a recurring basis (see Note 5).

Offering Costs Associated with the IPO

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $2,552,133 (consisting of $1,725,000 in upfront underwriting commissions and $827,133 in other offering costs) were charged to Class A temporary equity upon the completion of the IPO. The deferred underwriting commission of $300,000, payable only upon consummation of a Business Combination, is recorded as a liability and excluded from offering costs charged to equity.

Warrant Liabilities

The Company accounts for the redeemable warrants issued in the IPO (the “Public Warrants”) as liabilities under ASC 815-40, recognized at fair value upon issuance with subsequent changes recognized in the statement of operations per ASC 815-40-35-4. The Public Warrants are classified as liabilities because the Warrant Agreement contains a provision under which warrant holders may receive cash in connection with a tender offer if such tender offer is accepted by holders of more than 50% of Class A ordinary shares — an event outside the sole control of the Company. Fair value is estimated using a 500-step Cox-Ross-Rubinstein binomial lattice model (see Note 5).

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Public Rights

The Company accounts for the rights issued in the IPO (the “Public Rights”) as permanent equity under ASC 815-40. Each Public Right entitles the holder to receive 0.20 of a Class A ordinary share upon consummation of a Business Combination for no additional consideration. Public Rights are indexed to the Company’s own stock, contain no net-cash settlement provisions, and expire worthless in liquidation. The fair value of Public Rights at issuance was recorded within additional paid-in capital. Public Rights are not remeasured subsequent to initial recognition.

Class A Ordinary Shares Subject to Possible Redemption

All 17,250,000 Class A ordinary shares sold as part of the Units in the IPO are classified as temporary equity under ASC 480-10-S99 as they are redeemable in connection with a Business Combination vote, tender offer, or failure to complete a Business Combination within the Combination Period — all events outside the sole control of the Company. The Company accretes the carrying value of Class A ordinary shares to their redemption value at each reporting date, with accretion charged first to additional paid-in capital until exhausted, and the remainder charged to accumulated deficit. As of March 31, 2026 and December 31, 2025, the redemption value of the Class A ordinary shares is $174,928,579 and $173,403,838, respectively.

Net Loss Per Ordinary Share

The Company applies the two-class method under ASC 260 to compute earnings (loss) per ordinary share. Both Class A and Class B ordinary shares are participating securities sharing equally in dividends and distributions. Net income (or net loss) is allocated between classes based on weighted-average shares outstanding. Accretion of Class A ordinary shares to redemption value is a direct equity charge excluded from the EPS numerator. The Company’s outstanding Public Warrants and Public Rights are excluded from the computation of diluted earnings (loss) per share when their effect would be antidilutive (see Note 10).

Income Taxes

The Company is a Cayman Islands exempted company not subject to income taxes under current Cayman Islands law. The income tax provision for the period is zero. Management has determined there are no uncertain tax positions that would require recognition or disclosure.

Segment Reporting

The Company complies with ASC 280, “Segment Reporting,” which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that it operates as a single operating segment (see Note 11).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements would have a material effect on the Company’s condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Transaction costs deducted from IPO proceeds at closing amounted to $2,079,000, consisting of $1,725,000 in upfront underwriting commissions paid to Polaris (1.0% of gross IPO proceeds) and $354,000 of other offering costs (comprised of $150,000 underwriter expense reimbursement, $144,500 issuer counsel fees, $30,000 Cayman counsel fees, $21,000 Edgar Agent fees, and $8,500 trustee setup fees). An additional $473,133 of offering costs were paid by the Sponsor on the Company’s behalf after closing and allocated to Class A temporary equity, for total offering costs charged to equity of $2,552,133. All transaction costs were allocated to temporary equity (Class A ordinary shares).

Simultaneously with the IPO closing, the Sponsor purchased 175,000 Private Placement Units and Polaris purchased 200,000 Private Placement Units at $8.00 per unit, generating $3,000,000, which was deposited into the Trust Account by the Sponsor.

In conjunction with the IPO, the Company issued to Polaris, as representative of the underwriters, 431,250 Units (the “Representative Units”) for no cash consideration. The fair value of the Representative Units was accounted for as underwriting compensation under ASC 718.

The Units began separate trading on Nasdaq on or about December 9, 2025 under the symbols “CRAC” (Class A ordinary shares), “CRACW” (Public Warrants), and “CRACR” (Public Rights).

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 4 — Related Party Transactions

Founder Shares

On April 29, 2025, the Sponsor received 4,312,500 Class B ordinary shares (the “Founder Shares”) for aggregate consideration of $25,000 (approximately $0.006 per share). The over-allotment option was exercised in full at IPO closing; accordingly, no Founder Shares were subject to forfeiture as of March 31, 2026 and December 31, 2025. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments. Pursuant to the SPAC Founders Stock Letter executed in connection with the Business Combination Agreement, the Sponsor irrevocably waived any anti-dilution or conversion ratio adjustment rights that would otherwise be triggered by the Domestication, the Merger and the Private Placements (see Note 1).

Private Placement Units

Simultaneously with the closing of the IPO, the Sponsor purchased 175,000 Private Placement Units and Polaris purchased 200,000 Private Placement Units, for an aggregate of 375,000 Private Placement Units at a price of $8.00 per Private Placement Unit, generating proceeds of $3,000,000. Each Private Placement Unit consists of one Class A ordinary share, one-half of one Private Placement Warrant, and one Private Placement Right. The Private Placement Units are identical to the Units sold in the IPO, except that: (i) the Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees; and (ii) the Private Placement Rights will automatically convert into Class A ordinary shares upon consummation of a Business Combination.

Sponsor Funding of Company Operations

The Company holds no operating cash. The Sponsor pays formation and operating costs on the Company’s behalf, which are recorded as Due from related party (or, when net obligations are owed to the Sponsor, as a Promissory Note — Related Party) on the balance sheet.

Due from Related Party

As of March 31, 2026 and December 31, 2025, the Company had a receivable of $210,670 and $448,082, respectively, due from the Sponsor. This balance represents Private Placement proceeds received by the Sponsor on the Company’s behalf that were designated for use outside the Trust Account, net of formation and operating costs paid by the Sponsor on the Company’s behalf and other amounts owed to the Sponsor. The amounts are non-interest bearing, unsecured and due on demand.

The following table summarizes activity associated with the Sponsor’s funding of Company operations:

Operating Costs Paid by Sponsor	Three Months Ended March 31, 2026
Formation and operating costs paid by Sponsor on the Company’s behalf	$183,837

Due from Related Party	March 31, 2026	December 31, 2025
Due from Sponsor	$210,670	$448,082

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $5,000,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $8.00 per unit, at the option of the lender. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under any Working Capital Loans.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 5 — Warrant Liabilities

The Company issued 8,625,000 redeemable Public Warrants as part of the IPO Units (each Unit contained one-half of one Public Warrant). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination, or earlier upon redemption or liquidation.

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

Fair Value Measurement

The Public Warrants are classified as Level 3 in the fair value hierarchy as they are valued using a 500-step Cox-Ross-Rubinstein binomial lattice model with unobservable inputs. The significant inputs used in the valuation as of March 31, 2026 and December 31, 2025 are summarized below:

Input	March 31, 2026	December 31, 2025
Stock price	$10.00	$10.00
Strike price	$11.50	$11.50
Expected volatility	20.3%	12.3%
Risk-free rate	3.68%	3.35%
Remaining contractual term (years)	0.86	1.11

The following table presents the changes in the fair value of the warrant liability for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Balance at December 31, 2025	$1,419,066
Change in fair value of warrant liability (loss)	1,604,397
Balance at March 31, 2026	$3,023,463

The loss on the change in fair value of the warrant liability of $(1,604,397) for the three months ended March 31, 2026 is included in “Change in fair value of warrant liability” in the accompanying condensed statement of operations. The expected volatility input was derived as the simple average of the implied volatilities of four peer pre-business-combination SPAC public warrants observable in active markets at the measurement date (SOCAW, ORIQW, BCARW, and CCIIW), rounded to the nearest 10 basis points, applied within the framework documented in the Company’s warrant valuation memorandum, as supplemented for Q1 2026. Implied volatility for each peer was computed by inverting the Black-Scholes-Merton European call option pricing formula at the peer’s observed warrant market price, observed share price, the standard $11.50 exercise price, the peer’s remaining contractual term, and the corresponding risk-free rate. While peer warrant market prices are Level 2 observable inputs under ASC 820, the resulting peer-basket average implied volatility applied within the Company’s framework remains a Level 3 input, consistent with the Level 3 classification of the warrant liability. A 100-basis-point increase or decrease in the volatility input would have increased or decreased the warrant liability by approximately $285,000 at March 31, 2026, with a corresponding increase or decrease, respectively, in net loss for the period.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Fair Value Hierarchy

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account (money market funds)	1	$174,928,579	$173,403,838

Liabilities:
Warrant liability	3	$3,023,463	$1,419,066

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.

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

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

All 17,250,000 Class A ordinary shares sold as part of the Units in the IPO are classified as temporary equity (“Class A ordinary shares subject to possible redemption”) in accordance with ASC 480-10-S99-3A. Redemption is considered probable given the governing documents’ mandatory redemption provisions upon expiration of the Combination Period. The Company accretes the carrying value of Class A ordinary shares to their redemption value at each reporting date, with accretion charged first to additional paid-in capital until exhausted, and the remainder charged to accumulated deficit.

The following table summarizes the Class A ordinary shares subject to possible redemption activity for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Balance at December 31, 2025	$173,403,838
Plus: Trust dividends earned during the period	1,524,741
Balance at March 31, 2026	$174,928,579

All accretion during the three months ended March 31, 2026 was charged entirely to accumulated deficit, as additional paid-in capital was exhausted as of December 31, 2025.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 8 — Commitments and Contingencies

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

Business Combination Agreement

As described in Note 1, on March 30, 2026, the Company entered into the Business Combination Agreement with Merger Sub and Carvix. Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, including approval by the Company’s stockholders, the SEC declaring effective the related Registration Statement on Form S-4, and Nasdaq listing of the post-transaction company’s common stock. The Outside Date for consummation is September 30, 2026.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 9 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value. No preference shares were issued or outstanding as of March 31, 2026 and December 31, 2025.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares, $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 806,250 Class A ordinary shares issued and outstanding, excluding the 17,250,000 Class A ordinary shares subject to possible redemption classified as temporary equity. The 806,250 Class A ordinary shares represent representative shares issued to the underwriters upon IPO closing (431,250 shares), shares issued to the Sponsor as part of the Private Placement Units (175,000 shares), and shares issued to Polaris as part of the Private Placement Units (200,000 shares).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to adjustments so that the Sponsor and its permitted transferees will own, in the aggregate, 20% of the total number of issued and outstanding ordinary shares following the IPO (excluding Private Placement Units and any shares issuable pursuant to the conversion of the rights). Pursuant to the SPAC Founders Stock Letter executed in connection with the Business Combination Agreement, the Sponsor irrevocably waived any anti-dilution or conversion ratio adjustment rights otherwise applicable to the Founder Shares in connection with the Domestication, the Merger and the Private Placements (see Note 1).

Warrants

Each whole redeemable warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. See Note 5 for accounting treatment of the warrants.

Rights

Each Public Right entitles the registered holder to receive one-fifth (1/5) of one Class A ordinary share upon consummation of an initial Business Combination. See Note 6 for accounting treatment of the rights.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 10 — Net Loss Per Ordinary Share — Two-Class Method

The Company complies with the accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (or net loss) per ordinary share is computed by dividing net income (or net loss) by the weighted-average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating net income (or net loss) per ordinary share, as both Class A and Class B ordinary shares participate equally in dividends and other distributions. The accretion of Class A ordinary shares to redemption value is excluded from earnings (loss) per share as it is a direct equity transaction.

The following table reflects the calculation of basic and diluted net income per ordinary share for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class A	Class B	Total
Numerator:
Allocation of net loss, basic and diluted	$(210,794)	$(52,699)	$(263,493)

Denominator:
Weighted-average shares outstanding, basic and diluted	17,250,000	4,312,500

Net loss per ordinary share, basic and diluted	$(0.01)	$(0.01)

During the three months ended March 31, 2026, the Company had 8,625,000 outstanding Public Warrants and 17,250,000 outstanding Public Rights that were potentially dilutive securities but were excluded from the computation of diluted net loss per ordinary share as their effect would have been antidilutive under ASC 260-10-45-17 because the Company reported a net loss for the period; in addition, the Public Warrants were out-of-the-money at the reporting date (exercise price of $11.50 per share versus the underlying share price of $10.00) and would not have been dilutive on an in-the-money basis. Accordingly, diluted net loss per share equals basic net loss per share for both classes of ordinary shares.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 11 — Segment Reporting

The Company complies with ASC 280, “Segment Reporting,” which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company operates as a single operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (or net loss) as reported on the statement of operations. The measure of segment assets is reported on the balance sheet as total assets. Net income (or net loss) is reviewed and monitored by the CODM to manage and forecast cash to ensure adequate capital is available to complete a Business Combination or similar transaction within the Combination Period. The significant segment expenses provided to the CODM on a regular basis are general and administrative costs and professional fees; other components included in net income (or net loss) are reported on the statement of operations and described within their respective disclosures.

The following table summarizes the significant segment expense and other income items reviewed by the CODM:

Three Months Ended March 31, 2026
General and administrative expenses	$68,837
Professional fees	$115,000
Dividends earned on marketable securities held in Trust Account	$1,524,741

Note 12 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these condensed financial statements were available to be issued. Based on this review,   the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Crown Reserve Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Crown Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes thereto contained elsewhere in this Quarterly Report and our audited financial statements and the related notes thereto for the period from April 29, 2025 (inception) through December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, the Business Combination Agreement with Carvix, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on April 29, 2025, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the Trust Account, our shares, debt, or a combination of cash, shares and debt.

On November 10, 2025, we consummated our IPO of 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 375,000 Private Placement Units at a price of $8.00 per Private Placement Unit (175,000 to the Sponsor and 200,000 to Polaris), generating gross proceeds of $3,000,000. Following the closing of the IPO, $172,500,000 was placed in the Trust Account.

On March 30, 2026, we entered into the Business Combination Agreement with Merger Sub and Carvix. Subject to the terms and conditions of the Business Combination Agreement, we will effect a domestication to Delaware, and immediately thereafter Merger Sub will merge with and into Carvix, with Carvix surviving as our wholly owned subsidiary. The Outside Date for consummation of the transactions is September 30, 2026. See Note 1 to the condensed financial statements for additional information regarding the Business Combination Agreement.

We expect to continue to incur significant costs in the pursuit of our Business Combination plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any principal operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the IPO, and, after the IPO, identifying a target company for a Business Combination, including the entry into the Business Combination Agreement on March 30, 2026. We will not generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of dividends earned on investments held in the Trust Account, and we recognize changes in fair value of our warrant liability each reporting period.

For the three months ended March 31, 2026, we had a net loss of $263,493, consisting of general and administrative costs of $68,837, professional fees of $115,000, and a loss on the change in fair value of warrant liability of $1,604,397, partially offset by dividends earned on marketable securities held in the Trust Account of $1,524,741.

Liquidity and Capital Resources

As of March 31, 2026, we held no cash outside the Trust Account, had a working capital deficit, and is dependent on Sponsor funding and/or additional financing to fund operations and transaction costs. The Sponsor pays all formation and operating costs on the Company’s behalf. Amounts paid by the Sponsor on the Company’s behalf are recorded as a reduction of the Due from related party balance, which represents Private Placement proceeds received by the Sponsor on the Company’s behalf that were designated for use outside the Trust Account, net of formation and operating costs paid by the Sponsor and other amounts owed to the Sponsor. As of March 31, 2026, the due from related party balance was $210,670, compared to $448,082 as of December 31, 2025.

As of March 31, 2026, we had investments held in the Trust Account of $174,928,579. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividends or interest earned on the Trust Account (less any income taxes payable), to complete our Business Combination.

For the three months ended March 31, 2026, net cash used in operating activities was $237,412. Our net loss of $263,493 was adjusted to reconcile to operating cash flows by a non-cash add-back of $1,604,397 representing the loss on the change in fair value of the warrant liability and reduced by $1,524,741 of dividends earned on investments held in the Trust Account that were reinvested in the Trust Account and did not represent cash inflows; the remaining operating cash usage primarily reflected a $62,900 increase in prepaid expenses and $9,325 increase in accounts payable and accrued expenses. Net cash provided by financing activities of $237,412 represented advances from the Sponsor, net, used to fund operating costs paid by the Sponsor on the Company’s behalf.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $5,000,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $8.00 per unit, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummation of the Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should a Business Combination not occur, raise substantial doubt about our ability to continue as a going concern through November 10, 2026 (or February 10, 2027 in the event the Combination Period is automatically extended). The Company entered into the Business Combination Agreement on March 30, 2026, which automatically extended the Combination Period to February 10, 2027. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriting agreement provides that Polaris is entitled to a deferred underwriting commission of $300,000. The deferred underwriting commission will become payable to Polaris from the amounts held in the Trust Account solely in the event we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. All 17,250,000 Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of our control, and therefore are classified as temporary equity at the redemption value.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The Public Warrants are accounted for as liabilities in accordance with ASC 815-40, with changes in fair value presented within change in fair value of warrant liability in our statement of operations. The fair value of the Public Warrants is estimated using a 500-step Cox-Ross-Rubinstein binomial lattice model. See Note 5 to the condensed financial statements for additional information.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the fiscal quarter covered by this Quarterly Report. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the period ended December 31, 2025, which has not been fully remediated as of March 31, 2026.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period from April 29, 2025 (inception) through December 31, 2025, management identified a material weakness in our internal control over financial reporting in connection with the accounting for complex financial instruments — specifically, the initial classification and valuation of warrant liabilities and the valuation of Public Rights. Notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Plan

In response to the material weakness, we are continuing to enhance our internal control over financial reporting through (i) the engagement of external accounting and SEC reporting professionals with expertise in evaluating and accounting for complex financial instruments under U.S. GAAP, (ii) additional supervisory review of complex transactions and related accounting analyses, and (iii) ongoing training of our personnel involved in financial reporting. We will continue to monitor the effectiveness of these remediation activities and will make any further changes that management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the period from April 29, 2025 (inception) through December 31, 2025, filed with the SEC. As of the date of this Quarterly Report, except for the risks set forth below related to our entry into the Business Combination Agreement with Carvix, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

We may not be able to complete the Business Combination with Carvix, including in the time required by our amended and restated memorandum and articles of association.

On March 30, 2026, we entered into the Business Combination Agreement with Merger Sub and Carvix. Consummation of the transactions contemplated by the Business Combination Agreement is subject to a number of conditions, including approval by our stockholders, delivery of the Carvix stockholder written consent, the SEC declaring effective the related Registration Statement on Form S-4, approval for listing on Nasdaq of the shares of common stock to be issued in the transactions, satisfaction of our net tangible asset condition, and our having at the Closing at least the “Minimum Cash Amount,” after giving effect to redemptions, payment of transaction expenses and repayment of indebtedness. There can be no assurance that all such conditions will be satisfied or waived in a timely manner, or at all. If we are unable to complete the Business Combination with Carvix prior to the Outside Date of September 30, 2026 (or such later date as may be mutually agreed by the parties), the Business Combination Agreement may be terminated. If the Business Combination Agreement is terminated and we are unable to identify and consummate an alternative initial Business Combination by November 10, 2026 (or February 10, 2027 if the Combination Period is automatically extended upon execution of an alternative Business Combination agreement), we will be required to cease operations except for the purpose of winding up, redeem all of the public shares, and liquidate.

The pendency of the Business Combination with Carvix could adversely affect us.

In connection with the Business Combination Agreement, we are subject to customary covenants regarding the conduct of our business and exclusivity, which limit the scope of activities we may pursue prior to the Closing. The pendency of the proposed Business Combination could divert management’s attention, result in significant transaction expenses, and limit our ability to consider or pursue alternative business combinations. In addition, public stockholders may exercise their redemption rights in connection with the Business Combination, which could materially reduce the funds available to the combined company at the Closing and may impact our ability to satisfy the Minimum Cash Amount condition.

Following the Domestication, we will be a Delaware corporation, and the rights of our stockholders under Delaware law may differ from those under Cayman Islands law.

In connection with the Business Combination Agreement, we have agreed to effect a Domestication from a Cayman Islands exempted company to a Delaware corporation prior to the Effective Time. The rights of stockholders under Delaware law differ in certain respects from the rights of shareholders under Cayman Islands law, including with respect to the availability of statutory dissenters’ or appraisal rights, fiduciary duties of directors, indemnification of officers and directors, and the procedures for stockholder votes and consents. Holders of our securities should consider these differences carefully when evaluating the Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2026 that were not previously reported on a Current Report on Form 8-K.

Use of Proceeds from the Initial Public Offering

On November 10, 2025, the Company consummated its IPO of 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172,500,000. Polaris Advisory Partners acted as the representative of the underwriters in the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-289717), which was declared effective on September 26, 2025. Simultaneously with the consummation of the IPO, the Company consummated the private placement of an aggregate of 375,000 Private Placement Units at $8.00 per unit (175,000 to the Sponsor and 200,000 to Polaris) generating gross proceeds of $3,000,000. The issuances of the Private Placement Units were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the IPO, the exercise of the over-allotment option, and the sale of the Private Placement Units, $172,500,000 was placed in the Trust Account. There has been no material change in the planned use of proceeds from the IPO and the sale of the Private Placement Units as described in our final prospectus dated September 26, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of March 30, 2026, by and among Crown Reserve Acquisition Corp. I, CRAC Merger Sub Inc., and Carvix, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
10.1	SPAC Founders Stock Letter, dated as of March 30, 2026, by and among Crown Reserve Acquisition Corp. I, Carvix, Inc. and Crown Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
10.2	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
10.3	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN RESERVE ACQUISITION CORP. I

Date: May 14, 2026	By:	/s/ Prashant Patel
		Name:	Prashant Patel
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Eric Sherb
		Name:	Eric Sherb
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)