Form 10-Q
period 2026-06-30
Crown Reserve Acquisition Corp. I
filed 2026-08-12
CIK 2070887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-42894

CROWN RESERVE ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Conyers Trust Company (Cayman) Limited,

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

As of August 12, 2026, there were 18,056,250 Class A ordinary shares, par value $0.0001 per share (consisting of 17,250,000 shares subject to possible redemption and 806,250 shares not subject to redemption), and 4,312,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CROWN RESERVE ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026, the Three Months Ended June 30, 2025 and the Period from April 29, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Six Months Ended June 30, 2026 and the Period from April 29, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and the Period from April 29, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURES	24

i

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Due from related party	$72,476	$448,082
Prepaid expenses	41,933	-
Total current assets	114,409	448,082
Cash and marketable securities held in Trust Account	176,476,946	173,403,838
Total assets	176,591,355	173,851,920

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$29,956	$101,667
Warrant liability	3,139,940	1,419,066
Deferred underwriting fee payable	300,000	300,000
Total liabilities	3,469,896	1,820,733

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.00 per share	176,476,946	173,403,838

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 806,250 issued and outstanding (excluding 17,250,000 subject to possible redemption) as of both June 30, 2026 and December 31, 2025	81	81
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	431	431
Additional paid-in capital	-	-
Accumulated deficit	(3,355,999)	(1,373,163)
Total shareholders’ deficit	(3,355,487)	(1,372,651)
Total liabilities and shareholders’ deficit	$176,591,355	$173,851,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from April 29, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative costs	$53,125	$-	$121,962	$-
Professional fees	25,000	-	140,000	-
Loss from operations	(78,125)	-	(261,962)	-

Other income:
Change in fair value of warrant liability	(116,477)	-	(1,720,874)	-
Dividends earned on marketable securities held in Trust Account	1,548,367	-	3,073,108	-
Interest income	-	53	-	53
Total other income	1,431,890	53	1,352,234	53
Net income	$1,353,765	$53	$1,090,272	$53

Allocation of net income:
Class A ordinary shares	$1,083,012	$-	$872,218	$-
Class B ordinary shares	$270,753	$53	$218,054	$53

Weighted-average shares outstanding — basic and diluted:
Class A ordinary shares	17,250,000	-	17,250,000	-
Class B ordinary shares	4,312,500	4,312,500	4,312,500	4,312,500

Net income per ordinary share — basic and diluted:
Class A ordinary shares	$0.06	$-	$0.05	$-
Class B ordinary shares	$0.06	$0.00	$0.05	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Preferred Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2025	-	$-	806,250	$81	4,312,500	$431	$-	$(1,373,163)	$(1,372,651)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	-	-	(1,524,741)	(1,524,741)
Net loss	-	-	-	-	-	-	-	(263,493)	(263,493)
Balances at March 31, 2026	-	$-	806,250	$81	4,312,500	$431	$-	$(3,161,397)	$(3,160,885)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	-	-	(1,548,367)	(1,548,367)
Net income	-	-	-	-	-	-	-	1,353,765	1,353,765
Balances at June 30, 2026	-	$-	806,250	$81	4,312,500	$431	$-	$(3,355,999)	$(3,355,487)

For the Period from April 29, 2025 (Inception) Through June 30, 2025 (Unaudited)
Balance at April 29, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	4,312,500	431	24,569	-	25,000
Net income	-	-	-	-	-	-	-	53	53
Balances at June 30, 2025	-	$-	-	$-	4,312,500	$431	$24,569	$53	$25,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
	Six Months Ended June 30,	April 29, 2025 (Inception) Through June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,090,272	$53
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of warrant liability	1,720,874	-
Dividends earned on marketable securities held in Trust Account	(3,073,108)	-
Changes in operating assets and liabilities:
Prepaid expenses	(41,933)	-
Accounts payable and accrued expenses	(71,711)	-
Net cash provided by (used in) operating activities	(375,606)	53

Cash flows from financing activities:
Advances from related party, net	375,606	-
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Net cash provided by financing activities	375,606	25,000

Net change in cash and cash equivalents	-	25,053
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	-	25,053

Supplemental disclosure of non-cash financing and investing activities:
Accretion of Class A ordinary shares to redemption value	$3,073,108	$-
Dividends earned on Trust reinvested in Trust Account	$3,073,108	$-
Deferred offering costs included in accrued offering costs (2025)	$-	$61,507
Deferred offering costs included in promissory note - related party (2025)		$61,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

All activity for the period from April 29, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (the “IPO”), and identifying a target company for the Business Combination, including the entry into the Business Combination Agreement described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends earned on marketable securities held in the Trust Account (as defined below).

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

Following the closing of the IPO, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States, maintained by Equiniti Trust Company, LLC as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. As of June 30, 2026, the Trust Account held $176,476,946, including $3,976,946 of dividends earned since the IPO closing date (of which $1,548,367 was earned during the three months ended June 30, 2026 and $3,073,108 was earned during the six months ended June 30, 2026).

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

JUNE 30, 2026

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

The foregoing description of the Business Combination Agreement and the related agreements does not purport to be complete and is qualified in its entirety by reference to the full text thereof, copies of which were filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026. The Business Combination had not closed as of June 30, 2026, and accordingly, no Carvix assets, liabilities, results of operations, merger consideration, or earnout shares are reflected in the unaudited condensed financial statements.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Going Concern

As of June 30, 2026, the Company held no cash and had a working capital deficit funded entirely by the Sponsor and is dependent on Sponsor funding and/or additional financing to fund operations and transaction costs. The Company must complete a Business Combination by February 10, 2027 (the “Combination Period”). The Combination Period was originally 12 months from the closing of the IPO, or November 10, 2026, and was automatically extended by three months upon the execution of the Business Combination Agreement on March 30, 2026. If the Company does not complete a Business Combination within the Combination Period, the Company will cease all operations except for winding up and will redeem 100% of the outstanding Class A ordinary shares. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, management has determined that the mandatory liquidation, should a Business Combination not occur, and the potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay such Working Capital Loans, but no proceeds held in the Trust Account would be used to repay such Working Capital Loans. Up to $5,000,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $8.00 per unit, at the option of the lender. As of June 30, 2026, there were no amounts outstanding under any Working Capital Loans.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from April 29, 2025 (inception) through December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

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

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents held outside the Trust Account as of June 30, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. During the six months ended June 30, 2026, all funding for the Company’s operations was provided by the Sponsor through the Sponsor’s account on the Company’s behalf, which at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. As of June 30, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds invested primarily in U.S. government securities with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and are classified as Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the Trust Account held $176,476,946 and $173,403,838, respectively. Through June 30, 2026, the Company has not withdrawn any interest income from the Trust Account.

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

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrant Liabilities

The Company accounts for the redeemable warrants issued in the IPO (the “Public Warrants”) as liabilities under ASC 815-40, recognized at fair value upon issuance with subsequent changes recognized in the statements of operations per ASC 815-40-35-4. The Public Warrants are classified as liabilities because the Warrant Agreement contains a provision under which warrant holders may receive cash in connection with a tender offer if such tender offer is accepted by holders of more than 50% of Class A ordinary shares — an event outside the sole control of the Company. Fair value is estimated using a 500-step Cox-Ross-Rubinstein binomial lattice model (see Note 5).

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

Class A Ordinary Shares Subject to Possible Redemption

All 17,250,000 Class A ordinary shares sold as part of the Units in the IPO are classified as temporary equity under ASC 480-10-S99 as they are redeemable in connection with a Business Combination vote, tender offer, or failure to complete a Business Combination within the Combination Period — all events outside the sole control of the Company. The Company accretes the carrying value of Class A ordinary shares to their redemption value at each reporting date, with accretion charged first to additional paid-in capital until exhausted, and the remainder charged to accumulated deficit. As of June 30, 2026 and December 31, 2025, the redemption value of the Class A ordinary shares is $176,476,946 and $173,403,838, respectively.

Net Income (Loss) Per Ordinary Share

The Company applies the two-class method under ASC 260 to compute earnings (loss) per ordinary share. Both Class A and Class B ordinary shares are participating securities sharing equally in dividends and distributions. Net income (or net loss) is allocated between classes based on weighted-average shares outstanding. Accretion of Class A ordinary shares to redemption value is a direct equity charge excluded from the EPS numerator. The Company’s outstanding Public Warrants and Public Rights are excluded from the computation of diluted earnings (loss) per share when their effect would be antidilutive or when applicable contingencies have not been satisfied (see Note 10).

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

JUNE 30, 2026

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

Note 4 — Related Party Transactions

Founder Shares

On April 29, 2025, the Sponsor received 4,312,500 Class B ordinary shares (the “Founder Shares”) for aggregate consideration of $25,000 (approximately $0.006 per share). The over-allotment option was exercised in full at IPO closing; accordingly, no Founder Shares were subject to forfeiture as of June 30, 2026 and December 31, 2025. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments. Pursuant to the SPAC Founders Stock Letter executed in connection with the Business Combination Agreement, the Sponsor irrevocably waived any anti-dilution or conversion ratio adjustment rights that would otherwise be triggered by the Domestication, the Merger and the Private Placements (see Note 1).

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Sponsor Funding of Company Operations

The Company holds no operating cash. The Sponsor pays formation and operating costs on the Company’s behalf, which are recorded as Due from related party (or, when net obligations are owed to the Sponsor, as a Promissory Note — Related Party) on the balance sheet. The following table summarizes costs paid by the Sponsor on the Company’s behalf:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Formation and operating costs paid by Sponsor on the Company’s behalf	$78,125	$261,962

Due from Related Party

As of June 30, 2026 and December 31, 2025, the Company had a receivable of $72,476 and $448,082, respectively, due from the Sponsor ($210,670 as of March 31, 2026). This balance represents Private Placement proceeds received by the Sponsor on the Company’s behalf that were designated for use outside the Trust Account, net of formation and operating costs paid by the Sponsor on the Company’s behalf and other amounts owed to the Sponsor. The amounts are non-interest bearing, unsecured and due on demand.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $5,000,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $8.00 per unit, at the option of the lender. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under any Working Capital Loans.

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Public Warrants are classified as liabilities at fair value in accordance with ASC 815-40. The Company determined that the Public Warrants do not meet the criteria for equity classification because the Warrant Agreement contains a provision pursuant to which the warrant holders could receive cash in connection with a tender offer accepted by more than 50% of the Class A ordinary shareholders — an event that is outside the Company’s control. Accordingly, the Public Warrants are recorded as liabilities at fair value, with changes in fair value recognized in the statements of operations each reporting period.

Fair Value Measurement

The Public Warrants are classified as Level 3 in the fair value hierarchy as they are valued using a 500-step Cox-Ross-Rubinstein binomial lattice model with unobservable inputs. The significant inputs used in the valuation as of June 30, 2026 and December 31, 2025 are summarized below:

Input	June 30, 2026	December 31, 2025
Stock price	$10.00	$10.00
Strike price	$11.50	$11.50
Expected volatility	25.3%	12.3%
Risk-free rate	3.98%	3.35%
Remaining contractual term (years)	0.61	1.11

The following table presents the changes in the fair value of the warrant liability for the six months ended June 30, 2026:

Balance at December 31, 2025	$1,419,066
Change in fair value of warrant liability (loss) — three months ended March 31, 2026	1,604,397
Balance at March 31, 2026	3,023,463
Change in fair value of warrant liability (loss) — three months ended June 30, 2026	116,477
Balance at June 30, 2026	$3,139,940

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The loss on the change in fair value of the warrant liability of $(116,477) and $(1,720,874) for the three and six months ended June 30, 2026, respectively, is included in “Change in fair value of warrant liability” in the accompanying condensed statements of operations. The expected volatility input was derived as the simple average of the implied volatilities of peer pre-business-combination SPAC public warrants observable in active markets at the measurement date that met the selection criteria in the Company’s warrant valuation framework (at June 30, 2026: SOCAW and CCIIW), rounded to the nearest 10 basis points, applied within the framework documented in the Company’s warrant valuation memorandum, as supplemented for Q2 2026. Two peers included in the basket at March 31, 2026 no longer met the selection criteria and were excluded at June 30, 2026. Implied volatility for each peer was computed by inverting the Black-Scholes-Merton European call option pricing formula at the peer’s observed warrant market price, observed share price, the standard $11.50 exercise price, the peer’s remaining contractual term, and the corresponding risk-free rate. While peer warrant market prices are Level 2 observable inputs under ASC 820, the resulting peer-basket average implied volatility applied within the Company’s framework remains a Level 3 input, consistent with the Level 3 classification of the warrant liability. A 100-basis-point increase or decrease in the volatility input would have increased or decreased the warrant liability by approximately $245,000 or $237,000, respectively, at June 30, 2026, with a corresponding increase or decrease, respectively, in net income for the period.

Fair Value Hierarchy

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account (money market funds)	1	$176,476,946	$173,403,838
Liabilities:
Warrant liability	3	$3,139,940	$1,419,066

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.

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

JUNE 30, 2026

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

The following table summarizes the Class A ordinary shares subject to possible redemption activity for the six months ended June 30, 2026:

Balance at December 31, 2025	$173,403,838
Plus: Trust dividends earned during the period (three months ended March 31, 2026)	1,524,741
Balance at March 31, 2026	174,928,579
Plus: Trust dividends earned during the period (three months ended June 30, 2026)	1,548,367
Balance at June 30, 2026	$176,476,946

All accretion during the six months ended June 30, 2026 was charged entirely to accumulated deficit, as additional paid-in capital was exhausted as of December 31, 2025.

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

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 9 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value. No preference shares were issued or outstanding as of June 30, 2026 and December 31, 2025.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares, $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 806,250 Class A ordinary shares issued and outstanding, excluding the 17,250,000 Class A ordinary shares subject to possible redemption classified as temporary equity. The 806,250 Class A ordinary shares represent representative shares issued to the underwriters upon IPO closing (431,250 shares), shares issued to the Sponsor as part of the Private Placement Units (175,000 shares), and shares issued to Polaris as part of the Private Placement Units (200,000 shares).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 4,312,500 Class B ordinary shares issued and outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to adjustments so that the Sponsor and its permitted transferees will own, in the aggregate, 20% of the total number of issued and outstanding ordinary shares following the IPO (excluding Private Placement Units and any shares issuable pursuant to the conversion of the rights). Pursuant to the SPAC Founders Stock Letter executed in connection with the Business Combination Agreement, the Sponsor irrevocably waived any anti-dilution or conversion ratio adjustment rights otherwise applicable to the Founder Shares in connection with the Domestication, the Merger and the Private Placements (see Note 1).

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

JUNE 30, 2026

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income per ordinary share for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Allocation of net income, basic and diluted	$1,083,012	$270,753	$872,218	$218,054
Weighted-average shares outstanding, basic and diluted	17,250,000	4,312,500	17,250,000	4,312,500
Net income per ordinary share, basic and diluted	$0.06	$0.06	$0.05	$0.05

For the three months ended June 30, 2025 and the period from April 29, 2025 (inception) through June 30, 2025, net income of $53 was attributable to the 4,312,500 Class B ordinary shares outstanding (no Class A ordinary shares were outstanding during those periods), resulting in net income per Class B ordinary share, basic and diluted, of $0.00.

During the three and six months ended June 30, 2026, the Company had 8,625,000 outstanding Public Warrants and 17,250,000 outstanding Public Rights. The Public Warrants were excluded from the computation of diluted net income per ordinary share because their exercise price of $11.50 per share exceeded the $10.00 underlying share price used in the Company’s valuation framework at the reporting date, and accordingly they would have been antidilutive under the treasury stock method. The Public Rights were excluded because the shares issuable thereunder are contingently issuable only upon consummation of a Business Combination, a condition that had not been satisfied as of June 30, 2026 (ASC 260-10-45-48). Accordingly, diluted net income per share equals basic net income per share for both classes of ordinary shares.

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

CROWN RESERVE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company’s CODM has been identified as the Chief Financial Officer, who reviews operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company operates as a single operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (or net loss) as reported on the statements of operations. The measure of segment assets is reported on the balance sheet as total assets. Net income (or net loss) is reviewed and monitored by the CODM to manage and forecast cash to ensure adequate capital is available to complete a Business Combination or similar transaction within the Combination Period. The significant segment expenses provided to the CODM on a regular basis are general and administrative costs and professional fees; other components included in net income (or net loss) are reported on the statements of operations and described within their respective disclosures.

The following table summarizes the significant segment expense and other income items reviewed by the CODM:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
General and administrative expenses	$53,125	$121,962
Professional fees	25,000	140,000
Dividends earned on marketable securities held in Trust Account	1,548,367	3,073,108

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

For the three months ended June 30, 2026, we had net income of $1,353,765, consisting of dividends earned on marketable securities held in the Trust Account of $1,548,367, partially offset by general and administrative costs of $53,125, professional fees of $25,000, and a loss on the change in fair value of warrant liability of $116,477.

For the six months ended June 30, 2026, we had net income of $1,090,272, consisting of dividends earned on marketable securities held in the Trust Account of $3,073,108, partially offset by general and administrative costs of $121,962, professional fees of $140,000, and a loss on the change in fair value of warrant liability of $1,720,874.

For the three months ended June 30, 2025 and for the period from April 29, 2025 (inception) through June 30, 2025, we had net income of $53, consisting of interest income. Activity in the comparative periods was limited to our formation and preparation for the IPO.

Liquidity and Capital Resources

As of June 30, 2026, we held no cash outside the Trust Account, had a working capital deficit, and are dependent on Sponsor funding and/or additional financing to fund operations and transaction costs. The Sponsor pays all formation and operating costs on the Company’s behalf. Amounts paid by the Sponsor on the Company’s behalf are recorded as a reduction of the Due from related party balance, which represents Private Placement proceeds received by the Sponsor on the Company’s behalf that were designated for use outside the Trust Account, net of formation and operating costs paid by the Sponsor and other amounts owed to the Sponsor. As of June 30, 2026, the due from related party balance was $72,476, compared to $210,670 as of March 31, 2026 and $448,082 as of December 31, 2025.

As of June 30, 2026, we had investments held in the Trust Account of $176,476,946. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividends or interest earned on the Trust Account (less any income taxes payable), to complete our Business Combination.

For the six months ended June 30, 2026, net cash used in operating activities was $375,606. Our net income of $1,090,272 was adjusted to reconcile to operating cash flows by a non-cash add-back of $1,720,874 representing the loss on the change in fair value of the warrant liability and reduced by $3,073,108 of dividends earned on investments held in the Trust Account that were reinvested in the Trust Account and did not represent cash inflows; the remaining operating cash usage primarily reflected a $41,933 increase in prepaid expenses and a $71,711 decrease in accounts payable and accrued expenses. Net cash provided by financing activities of $375,606 represented advances from the Sponsor, net, used to fund operating costs paid by the Sponsor on the Company’s behalf.

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

We do not currently hold any cash outside the Trust Account. Our operating costs prior to the consummation of the Business Combination are limited and are paid by the Sponsor on our behalf and recorded against the Due from related party balance, which was $72,476 as of June 30, 2026. Transaction costs associated with the Business Combination, including legal, accounting and advisory fees incurred in connection with the Registration Statement on Form S-4 and the Closing, are expected to be paid at or following the Closing from the funds released from the Trust Account. The Sponsor is not obligated to advance funds to us, and no amounts are outstanding under any Working Capital Loans. If the Sponsor were to discontinue funding our operating costs, or if our actual costs exceed our estimates, we would need to obtain additional financing, which may take the form of Working Capital Loans of up to $5,000,000 convertible into Private Placement Units at $8.00 per unit at the option of the lender, or the issuance of additional securities or the incurrence of debt in connection with the Business Combination. There can be no assurance that such financing would be available on acceptable terms, or at all. These conditions are among the factors considered in our going concern assessment described below.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should a Business Combination not occur, raise substantial doubt about our ability to continue as a going concern. Because we entered into the Business Combination Agreement on March 30, 2026, the Combination Period was automatically extended by three months from November 10, 2026, and we must complete a Business Combination by February 10, 2027. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The Public Warrants are accounted for as liabilities in accordance with ASC 815-40, with changes in fair value presented within change in fair value of warrant liability in our statements of operations. The fair value of the Public Warrants is estimated using a 500-step Cox-Ross-Rubinstein binomial lattice model. See Note 5 to the condensed financial statements for additional information.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the fiscal quarter covered by this Quarterly Report. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the period ended December 31, 2025, which has not been fully remediated as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the period from April 29, 2025 (inception) through December 31, 2025, filed with the SEC, and the risk factors related to our entry into the Business Combination Agreement with Carvix set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in such reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2026 that were not previously reported on a Current Report on Form 8-K.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CROWN RESERVE ACQUISITION CORP. I

Date: August 12, 2026	By:	/s/ Prashant Patel
	Name:	Prashant Patel
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)